Form 10QSB
period 1997-09-30
GREAT PEE DEE BANCORP INC
filed 1998-02-12
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


               [   ]  Transition Report Under Section 13
                      or 15(d) of the Exchange Act

               For the transition period ended


                       COMMISSION FILE NUMBER   0-23521
                                                -------

                          GREAT PEE DEE BANCORP, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                56-2050592
     -------------------------------                ---------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                 Identification Number)


                     515 MARKET STREET, CHERAW, SC  29520
-------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (803) 537-7656
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

As of February 4, 1998, 2,202,125 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                                        Page No.
                                                                                        --------
PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

           Statements of Financial Condition
           September 30, 1997 and June 30, 1997........................................        3

           Statements of Operations
           Three Months Ended September 30, 1997 and 1996..............................        4

           Statements of Cash Flows
           Three Months Ended September 30, 1997 and 1996..............................        5

           Notes to Financial Statements...............................................        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................................        8

PART II. OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K...................................       10

PART 1.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


       FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHERAW (SEE NOTE B)
                       STATEMENTS OF FINANCIAL CONDITION
===============================================================================


                                                                       September 30,
                                                                           1997            June 30,
ASSETS                                                                 (Unaudited)          1997 *
                                                                       -------------       --------
                                                                                (In Thousands)

Cash on hand and in banks                                                $   165           $   222
Interest-bearing balances in other banks                                   2,139             2,720
Federal funds sold                                                           600               800
Investment securities held to maturity, at amortized cost                  1,754             1,766
Loans receivable, net                                                     54,402            53,974
Accrued interest receivable                                                  236               239
Premises and equipment, net                                                  180               183
Real estate acquired in settlement of loans                                   10                10
Stock in the Federal Home Loan Bank, at cost                                 485               485
Other assets                                                                 162               139
                                                                         -------           -------

     TOTAL ASSETS                                                        $60,133           $60,538
                                                                         =======           =======

LIABILITIES AND RETAINED EARNINGS

     Deposit accounts                                                    $46,107           $46,863
     Advances from Federal Home Loan Bank                                  2,400             2,400
     Accrued interest payable                                                 95               106
     Advance payments by borrowers for property taxes and insurance           71                60
     Accrued expenses and other liabilities                                  159                19
                                                                         -------           -------

     TOTAL LIABILITIES                                                    48,832            49,448
                                                                         -------           -------

     Retained earnings, substantially restricted                          11,301            11,090
                                                                         -------           -------
     TOTAL LIABILITIES AND
     RETAINED EARNINGS                                                   $60,133           $60,538
                                                                         =======           =======

* Derived from audited financial statements

See accompanying notes.

       FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHERAW (SEE NOTE B)
                     STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================


                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                         1997        1996
                                                        ------      ------
                                                           (In Thousands)
INTEREST INCOME
     Loans                                              $1,057      $1,050
     Investments                                            36          42
     Deposits in other banks and federal funds sold         46          34
                                                        ------      ------

       TOTAL INTEREST INCOME                             1,139       1,126
                                                        ------      ------
INTEREST EXPENSE
     Savings deposits                                      624         636
     Borrowed funds                                         36          20
                                                        ------      ------

       TOTAL INTEREST EXPENSE                              660         656
                                                        ------      ------

       NET INTEREST INCOME                                 479         470

PROVISION FOR LOAN LOSSES                                    -           -
                                                        ------      ------

       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                           479         470
                                                        ------      ------

OTHER INCOME                                                 9           8
                                                        ------      ------

OTHER EXPENSES
     Personnel costs                                        93          74
     Occupancy                                              11          11
     Deposit insurance premiums                              7          27
     SAIF special assessment                                 -         312
     Other                                                  41          28
                                                        ------      ------

       TOTAL OTHER EXPENSES                                152         452
                                                        ------      ------

       INCOME BEFORE INCOME TAXES                          336          26

PROVISION FOR INCOME TAXES                                 124          10
                                                        ------      ------

       NET INCOME                                       $  212      $   16
                                                        ======      ======

See accompanying notes.

       FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHERAW (SEE NOTE B)
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                         ------------------
                                                                                          1997        1996
                                                                                         ------      ------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $ 212       $  16
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                          4           4
        Change in assets and liabilities:
        Decrease in accrued interest receivable                                              2           5
        Increase (decrease) in accrued interest payable                                    (11)         13
        Other                                                                              117         376
                                                                                         -----       -----
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                                              324         414
                                                                                         -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing balances in other banks                              581         628
     Net decrease in federal funds sold                                                    200         100
     Purchases of:
      Held to maturity investment securities                                                 -           -
     Proceeds from sales, maturities and calls of:
      Held to maturity investment securities                                                12          15
     Net increase in loans                                                                (428)       (804)
     Purchases of property and equipment                                                    (1)          -
                                                                                         -----       -----

         NET CASH PROVIDED (USED)
         BY INVESTING ACTIVITIES                                                           364         (61)
                                                                                         -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits                                            235        (221)
     Net decrease in certificate accounts                                                 (991)       (668)
     Increase in FHLB advances                                                               -         500
     Increase in advances from borrowers                                                    11           -
                                                                                         -----       -----

         NET CASH USED
         BY FINANCING ACTIVITIES                                                          (745)       (389)
                                                                                         -----       -----

         NET DECREASE IN CASH
         ON HAND AND IN BANKS                                                              (57)        (36)

CASH ON HAND AND IN BANKS, BEGINNING                                                       222         285
                                                                                         -----       -----

         CASH ON HAND AND IN BANKS, ENDING                                               $ 165       $ 249
                                                                                         =====       =====

See accompanying notes.

             FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHERAW
                         NOTES TO FINANCIAL STATEMENTS
===============================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the financial statements filed as part of Great Pee Dee Bancorp, Inc.'s registration statement on Form SB-2. This quarterly report should be read in conjunction with such registration statement.


NOTE B - PLAN OF CONVERSION

On July 14, 1997, the Board of Directors of the Association adopted a Plan of Holding Company Conversion whereby the Bank would convert from a federally charted mutual savings and loan association to a South Carolina-chartered stock savings bank and become a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc. (the "Company" or "Holding Company"), a holding company formed in connection with the conversion. The Holding Company would issue common stock to be sold in the conversion and will use that portion of the net proceeds thereof which it does not retain to purchase the capital stock of the Bank. The Plan is subject to approval by regulatory authorities and the members of the Association at a special meeting. At September 30, 1997, regulatory approval had not yet been received.

At the time of conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the conversion cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

             FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF CHERAW
                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE B - PLAN OF CONVERSION (Continued)

On December 31, 1997, First Federal completed its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank. The conversion occurred through the sale of 2,182,125 shares of common stock ($.01 par value) of Great Pee Dee Bancorp, Inc. Total proceeds of $21,821,250 were reduced by conversion expenses of $746,869. Great Pee Dee Bancorp, Inc. paid $10,550,000 to First Federal in exchange for the common stock of First Federal issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.


NOTE C - FDIC SPECIAL ASSESSMENT

On September 30, 1996, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $312,000 for First Federal and was charged against earnings during the quarter ended September 30, 1996.


NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN

In the mutual to stock conversion, the First Federal Savings Bank, Inc. Employee Stock Ownership Plan (the "ESOP") purchased 174,570 shares of the common stock of Great Pee Dee Bancorp, Inc. sold in the public offering at a total cost of $1,745,700. The ESOP executed a note payable to Great Pee Dee Bancorp, Inc. for the full price of the shares purchased.


NOTE E - CHARITABLE FOUNDATION

In connection with conversion, the Holding Company formed a charitable foundation to which it contributed 20,000 shares of its common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997

First Federal's total assets decreased by $405,000, or 0.7%, to $60.1 million at September 30, 1997 from $60.5 million at June 30, 1997. Net income of $212,000 during the quarter, together with decreases of $581,000 and $200,000, respectively, in interest-bearing balances in other banks and federal funds sold was used to fund an increase of $428,000 in loans receivable and a decrease of $756,000 in savings deposits. Loans receivable increased from $54.0 million to $54.4 million during the quarter, while savings deposits decreased from $46.9 million to $46.1 million. Total retained earnings increased from $11.1 million at June 30, 1997 to $11.3 million at September 30, 1997. At September 30, 1997, First Federal's tangible, core and risked based capital ratios were 18.7%, 18.7% and 36.6%, respectively. These capital ratios exceeded the required tangible, core and risk based capital ratios of 1.5%, 3.0% and 8.0%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income for the three months ended September 30, 1997 was $212,000 as compared with net income of $16,000 for the three months ended September 30, 1996, an increase of $196,000. The increase in net income resulted principally from a reduction in the costs associated with deposit insurance premiums during the current quarter as compared with the corresponding quarter of the prior year. During the quarter ended September 30, 1996, a special insurance assessment was imposed on all SAIF-insured institutions by the FDIC to recapitalize the SAIF fund. First Federal's assessment was $312,000. Net of an income tax benefit of $115,000, this special assessment decreased earnings during the quarter ended September 30, 1996 by $197,000.

The concentration of interest-earning assets and liabilities and the weighted average rates of interest earned and paid during the current and prior years' quarters were very consistent. An increase of $9,000 in net interest income during the three months ended September 30, 1997 as compared with the three months ended September 30, 1996 was offset by an increase of $12,000 in other expenses exclusive of the special insurance assessment described above.

LIQUIDITY AND CAPITAL RESOURCES

The objective of First Federal's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses First Federal's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

First Federal's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At September 30, 1997, First Federal's liquidity, as measured for regulatory purposes, was 7.7%, or $1.7 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 1997, First Federal's level of capital substantially exceeded all applicable requirements.

THE YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has established a committee and is in the process of assessing the effect of Year 2000 on the Bank's operating plans and systems. The Company is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined; however, management feels it will not be material to the Company's financial statements.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-k

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GREAT PEE DEE BANCORP, INC.


Date:   February 4, 1998                By:   /s/ Herbert W. Watts
                                              --------------------------
                                              Herbert W. Watts
                                              Chief Executive Officer

Date:   February 4, 1998                By:   /s/ Johnnie L. Craft
                                              --------------------------
                                              Johnnie L. Craft
                                              Chief Financial Officer