Form 10QSB
period 1997-12-31
GREAT PEE DEE BANCORP INC
filed 1998-02-12
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1997


                   [   ]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

             For the transition period ended
                                             ---------------------

                       Commission File Number    0-23521
                                              -------------

                          GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                         56-2050592
-------------------------------                    ----------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)


                     515 MARKET STREET, CHERAW, SC  29520
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (803) 537-7656
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


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

This report contains 11 pages.

                                                                        Page No.
                                                                        --------
Part 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition
            December 31, 1997 and June 30, 1997...........................  3

            Consolidated Statements of Operations
            Three Months and Six Months Ended December 31, 1997 and 1996..  4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1997 and 1996...................  5

            Notes to Financial Statements.................................  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  8

Part II. OTHER INFORMATION

            Item 2. Use of Proceeds From Registered Securities............ 10

            Item 6. Exhibits and Reports on Form 8-K...................... 10

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                          December 31,
                                                                              1997             June 30,
ASSETS                                                                     (Unaudited)          1997 *
                                                                          ------------       -----------
                                                                                  (In Thousands)
Cash on hand and in banks                                                 $   122            $   222
Interest-bearing balances in other banks                                   11,452              2,720
Federal funds sold                                                          2,000                800
Investment securities held to maturity, at amortized cost                   2,360              1,766
Loans receivable, net                                                      55,095             53,974
Accrued interest receivable                                                   275                239
Premises and equipment, net                                                   180                183
Real estate acquired in settlement of loans                                    16                 10
Stock in the Federal Home Loan Bank, at cost                                  485                485
Other assets                                                                   72                139
                                                                          -------            -------
                     TOTAL ASSETS                                         $72,057            $60,538
                                                                          =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposit accounts                                                     $39,490            $46,863
     Advances from Federal Home Loan Bank                                   1,150              2,400
     Accrued interest payable                                                  74                106
     Advance payments by borrowers for property taxes and insurance            48                 60
     Accrued expenses and other liabilities                                   419                 19
                                                                          -------            -------
                     TOTAL LIABILITIES                                     41,181             49,448
                                                                          -------            -------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 400,000 shares
 authorized, no shares issued and outstanding                                   -                  -
Common stock, $.01 par value, 3,600,000
 shares authorized; 2,202,125 shares
 issued and outstanding                                                        22                  -
Additional paid in capital                                                 21,252                  -
ESOP loan receivable                                                       (1,745)                 -
Retained earnings, substantially restricted                                11,347             11,090
                                                                          -------            -------
                     TOTAL STOCKHOLDERS' EQUITY                            30,876             11,090
                                                                          -------            -------
                     TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                                $72,057            $60,538
                                                                          =======            =======

* Derived from audited financial statements
See accompanying notes.

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months Ended    Six Months Ended
                                                                  December 31,          December 31,
                                                               ------------------    -----------------
                                                                 1997      1996       1997       1996
                                                               -------    ------     ------     ------
                                                                            (In Thousands)
INTEREST INCOME
  Loans                                                         $1,080    $1,076     $2,137     $2,126
  Investments                                                       36        39         72         81
  Deposits in other banks and federal funds sold                    86        31        133         65
                                                               -------    ------     ------     ------
                     TOTAL INTEREST INCOME                       1,202     1,146      2,342      2,272
                                                               -------    ------     ------     ------
INTEREST EXPENSE
  Savings deposits                                                 640       622      1,264      1,258
  Borrowed funds                                                    28        28         65         48
                                                               -------    ------     ------     ------
                      TOTAL INTEREST EXPENSE                       668       650      1,329      1,306
                                                               -------    ------     ------     ------
                     NET INTEREST INCOME                           534       496      1,013        966

PROVISION FOR LOAN LOSSES                                           15         8         15          8
                                                               -------    ------     ------     ------

                     NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES                    519       488        998        958
                                                               -------    ------     ------     ------

OTHER INCOME                                                         6         8         16         16
                                                               -------    ------     ------     ------
GENERAL AND ADMINISTRATIVE EXPENSES
  Personnel costs                                                  173       106        266        180
  Occupancy                                                         25        13         36         23
  Deposit insurance premiums                                         7        27         15         55
  SAIF special assessment                                            -         -          -        312
  Other                                                            244        26        285         54
                                                               -------    ------     ------     ------
                     TOTAL GENERAL AND
                      ADMINISTRATIVE EXPENSES                      449       172        602        624
                                                               -------    ------     ------     ------
                     INCOME BEFORE INCOME TAXES                     76       324        412        350

PROVISION FOR INCOME TAXES                                          30       123        154        133
                                                               -------    ------     ------     ------
                     NET INCOME                                $    46    $  201     $  258     $  217
                                                               =======    ======     ======     ======

See accompanying notes.

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          Six Months Ended
                                                                             December 31,
                                                                        --------------------
                                                                          1997        1996
                                                                        --------    --------
                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $    258    $   217
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                8          9
   Provision for loan losses                                                  15          8
   Change in assets and liabilities:
    Decrease in accrued interest receivable                                   36          -
    Increase (decrease) in accrued interest payable                          (32)        15
    Other                                                                    595        149
                                                                        --------    -------
                     NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                                   880        398
                                                                        --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing balances in other banks     (8,732)       138
  (Increase) decrease in federal funds sold                               (1,200)       300
  Purchases of:
    Held to maturity investment securities                                  (600)         -
  Proceeds from sales, maturities and calls of:
    Held to maturity investment securities                                     6        222
  Net increase in loans                                                   (1,143)      (169)
  Purchases of property and equipment                                         (4)        (5)
                                                                        --------    -------
                     NET CASH PROVIDED (USED)
                      BY INVESTING ACTIVITIES                            (11,673)       486
                                                                        --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in demand deposits                                         (1,259)      (340)
  Net decrease in certificate accounts                                    (6,114)    (1,769)
  Increase (decrease) in FHLB advances                                    (1,250)     1,250
  Decrease in advances from borrowers                                        (13)       (37)
  Net proceeds from issuance of common stock                              21,074          -
  Loan to ESOP for purchase of common stock                               (1,745)         -
                                                                        --------    -------
                     NET CASH PROVIDED (USED)
                      BY FINANCING ACTIVITIES                             10,693       (896)
                                                                        --------    -------
                     NET DECREASE IN
                      CASH ON HAND AND IN BANKS                             (100)       (12)
CASH ON HAND AND IN BANKS, BEGINNING                                         222        285
                                                                        --------    -------
                     CASH ON HAND AND IN BANKS, ENDING                  $    122    $   273
                                                                        ========    =======

See accompanying notes.

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank, Inc. ("First Federal" or the "Bank"). Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's registration statement on Form SB-2. This quarterly report should be read in conjunction with such annual report.


NOTE B  PLAN OF CONVERSION

On July 14, 1997, the Board of Directors of the Bank adopted a Plan of Holding Company Conversion whereby the Bank converted from a federally charted mutual savings and loan association to a South Carolina-chartered stock savings bank (the "Bank") and became a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc. (the "Company" or "Holding Company"), a holding company formed in connection with the conversion. On December 31, 1997, First Federal completed its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank. The conversion occurred through the sale of 2,182,125 shares of common stock ($.01 par value) of Great Pee Dee Bancorp, Inc. Total proceeds of $21,821,250 were reduced by conversion expenses of $746,869. Great Pee Dee Bancorp, Inc. paid $10,550,000 to First Federal in exchange for the common stock of First Federal issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.

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

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C - FDIC SPECIAL ASSESSMENT

On September 30, 1996, a comprehensive continuing appropriations bill which provided for a one-time assessment to recapitalize the SAIF was signed into law. This special assessment, which was imposed on all SAIF-insured institutions, amounted to $312,000 for First Federal and was charged against earnings during the quarter ended September 30, 1996.


NOTE D  EMPLOYEE STOCK OWNERSHIP PLAN

In the mutual to stock conversion, the First Federal Savings Bank, Inc. Employee Stock Ownership Plan (the "ESOP") purchased 174,570 shares of the common stock of Great Pee Dee Bancorp, Inc. sold in the public offering at a total cost of $1,745,700. The ESOP executed a note payable to Great Pee Dee Bancorp, Inc. for the full price of the shares purchased. A contribution to the ESOP of $32,000 is included in personnel costs for the quarter and six months ended December 31, 1997.


NOTE E  CHARITABLE FOUNDATION

In connection with conversion, the Holding Company formed a charitable foundation to which it contributed 20,000 shares of its common stock. Other general and administrative expenses for the quarter and six months ended December 31, 1997 include a charge of $200,000 for this contribution.


NOTE F - PER SHARE DATA

Since the Company became stockholder owned on December 31, 1997, per share operating results for the three and six month periods then ended is not considered to be meaningful and therefore is not presented.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1996

The Company's total assets increased by $11.6 million during the six months ended December 31, 1997, from $60.5 million at June 30, 1997 to $72.1 million at period end. The growth in assets was almost entirely attributable to the sale, on December 31, 1997, of 2,182,125 shares of the Company's common stock, generating net cash proceeds of $21.1 million. Of this amount, $1.7 million was used to fund a loan to the Bank's Employee Stock Ownership Plan ("ESOP"), while $6.8 million represented conversion of customer deposit accounts which were used to purchase shares. Deposit accounts aggregated $39.5 million at December 31, 1997 as compared with $46.9 million at June 30, 1997, a decrease of $7.4 million. Liquid assets increased from $5.5 million or 9.1% of total assets at June 30, 1997 to $15.9 million or 22.1% of total assets at December 31, 1997. During the period, loans receivable increased by $1.2 million while $1.2 million in advances from the Federal Home Loan Bank of Atlanta was repaid. Total stockholders' equity was $30.9 million or 42.8% of total assets as the Company and its Bank subsidiary substantially exceeded all regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net income for the three months ended December 31, 1997 was $46,000 as compared with net income of $201,000 for the three months ended December 31, 1996, a decrease of $155,000. The infusion of capital and liquidity from the sale of the Company's common stock occurred late in the period, and consequently did not significantly impact the net interest margin for the current quarter as compared with the corresponding quarter of the prior year. The primary factors contributing to the reduction in net income for the current quarter were the charge of $200,000 resulting from the contribution of 20,000 shares of the Company's common stock to a charitable foundation, and a provision of $32,000 for ESOP expense. Net of taxes, these two items reduced net income in the current quarter by approximately $146,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net income for the six months ended December 31, 1997 was $258,000 as compared with net income of $217,000 for the six months ended December 31, 1996, a increase of $41,000. While net income for the first six months of the current fiscal year was reduced by approximately $146,000 as a result of the charitable contribution and ESOP expense discussed above, net income for the corresponding period of the prior fiscal year was even more significantly impacted by the special insurance assessment which was imposed, as of September 30, 1996, on all SAIF-insured institutions. First Federal's assessment was $312,000. Net of an income tax benefit of $115,000, this special assessment reduced net income for the six months ended December 31, 1997 by $197,000.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1997, First Federal's liquidity, as measured for regulatory purposes, was 18.1%, or $13.1 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 1997, First Federal's level of capital substantially exceeded all applicable requirements.

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

PART II.  OTHER INFORMATION


ITEM 2.  USE OF PROCEEDS FROM REGISTERED SECURITIES

The Company's initial registration statement (No. 333-36489) on Form SB-2 was declared effective on November 12, 1997. The offering commenced on November 12, 1997 and expired on December 18, 1997. Trident Securities, Inc. was the managing underwriter in the offering. The sale in the offering of 2,182,125 of the Company's $.01 par value common shares closed on December 31, 1997 for gross proceeds of $21.8 million. Net of offering costs and expenses of $747,000, the offering generated net proceeds of $21.1 million. Of such proceeds, $1.7 million was in the form of a loan to the Company's bank subsidiary's ESOP for the purchase by the ESOP of 174,570 common shares in the offering, $10.6 million was paid to the Company's bank subsidiary in exchange for the common stock of the bank subsidiary issued in its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank, and $8.8 million was invested in interest-bearing deposits. Of the $10.6 million paid to the Company's bank subsidiary, $6.8 million was used to fund deposit withdrawals of customers who used such funds to purchase shares in the Company's offering, $1.3 million was used to fund the repayment of borrowings, and $2.5 million was invested in federal funds sold and interest-bearing deposits in other banks.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GREAT PEE DEE BANCORP, INC.


Date:  February 4, 1998               By: /s/ Herbert W. Watts
                                          -------------------------------------
                                          Herbert W. Watts
                                          Chief Executive Officer



Date:  February 4, 1998               By: /s/ Johnnie L. Craft
                                          -------------------------------------
                                          Johnnie L. Craft
                                          Chief Financial Officer