Form 10QSB
period 1998-03-31
GREAT PEE DEE BANCORP INC
filed 1998-05-13
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ]  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998


                   [   ]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                      --------------------------------------


                      Commission File Number    0-23521
                                              -------------


                          GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               DELAWARE                                 56-2050592
    ------------------------------               -----------------------
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
 YES    X          NO
     -------          -------
As of May 6, 1998, 2,202,125 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                            Page No.
                                                            --------

Part 1.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 1998 and June 30, 1997...............   3

             Consolidated Statements of Operations
             Three Months and Nine Months Ended March 31,
             1998 and 1997..................................   4

             Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1998 and 1997......   5

             Notes to Financial Statements..................   6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....   8

Part II.  Other Information

             Item 2. Use of Proceeds From Registered
                     Securities.............................  10

             Item 6. Exhibits and Reports on Form 8-K.......  10

Part 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                          March 31,
                                                            1998      June 30,
ASSETS                                                   (Unaudited)    1997*
                                                         -----------  ---------
                                                             (In Thousands)
Cash on hand and in banks                                   $   101    $   222
Interest-bearing balances in other banks                      7,668      2,720
Federal funds sold                                            1,700        800
Investment securities held to maturity, at amortized
 cost                                                         2,989      1,766
Loans receivable, net                                        55,699     53,974
Accrued interest receivable                                     307        239
Premises and equipment, net                                     177        183
Real estate acquired in settlement of loans                      68         10
Stock in the Federal Home Loan Bank, at cost                    495        485
Other assets                                                     58        139
                                                            -------    -------

                                           TOTAL ASSETS     $69,262    $60,538
                                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                           $37,545    $46,863
 Advances from Federal Home Loan Bank                           250      2,400
 Accrued interest payable                                        74        106
 Advance payments by borrowers for property taxes and
  insurance                                                      54         60
 Accrued expenses and other liabilities                          87         19
                                                            -------    -------

                                      TOTAL LIABILITIES      38,010     49,448
                                                            -------    -------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
   authorized, no shares issued and outstanding                   -          -
 Common stock, $.01 par value, 3,600,000
   shares authorized; 2,202,125 shares
   issued and outstanding                                        22          -
 Additional paid in capital                                  21,252          -
 ESOP loan receivable                                        (1,710)         -
 Retained earnings, substantially restricted                 11,688     11,090
                                                            -------    -------

                             TOTAL STOCKHOLDERS' EQUITY      31,252     11,090
                                                            -------    -------

                                  TOTAL LIABILITIES AND
                                   STOCKHOLDERS' EQUITY     $69,262    $60,538
                                                            =======    =======

* Derived from audited financial statements

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                      Three Months Ended        Nine Months Ended
                                           March 31,                March 31,
                                     ---------------------    ----------------------
                                      1998           1997      1998            1997
                                     ------         ------    ------          ------
                                          (In Thousands Except Per Share Amounts)
INTEREST INCOME
 Loans                                $ 1,078       $ 1,050        $ 3,215    $ 3,176
 Investments                               51            32            123        113
 Deposits in other banks
  and federal funds sold                  194            36            326        101
                                      -------       -------        -------    -------

       TOTAL INTEREST INCOME            1,323         1,118          3,664      3,390
                                      -------       -------        -------    -------

INTEREST EXPENSE
 Savings deposits                         504           602          1,768      1,860
 Borrowed funds                            15            31             80         79
                                      -------       -------        -------    -------

      TOTAL INTEREST EXPENSE              519           633          1,848      1,939
                                      -------       -------        -------    -------

         NET INTEREST INCOME              804           485          1,816      1,451

PROVISION FOR LOAN LOSSES                  24             -             39          8
                                      -------       -------        -------    -------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES              780           485          1,777      1,443
                                      -------       -------        -------    -------

OTHER INCOME                                7             9             23         25
                                      -------       -------        -------    -------

GENERAL AND ADMINISTRATIVE
  EXPENSES
 Personnel costs                          121            82            388        262
 Occupancy                                 13            12             48         35
 Deposit insurance premiums                 7             7             22         62
 SAIF special assessment                    -             -              -        312
 Other                                     88            27            373         81
                                      -------       -------        -------    -------

           TOTAL GENERAL AND
     ADMINISTRATIVE EXPENSES              229           128            831        752
                                      -------       -------        -------    -------

  INCOME BEFORE INCOME TAXES              558           366            969        716

PROVISION FOR INCOME TAXES                217           139            371        272
                                      -------       -------        -------    -------

                  NET INCOME          $   341       $   227        $   598    $   444
                                      =======       =======        =======    =======

NET INCOME PER SHARE
 Basic                                $  .17        $    -         $   .17    $     -
 Assuming dilution                       .17             -             .17          -

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                 March 31,
                                                          -----------------------
                                                               1998       1997
                                                            ----------  ---------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $   598   $   444
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                    11        13
   Provision for loan losses                                       39         8
   Release of ESOP shares                                          36         -
   Contribution of common stock to charitable foundation          200         -
   Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable            (69)       21
    Increase (decrease) in accrued interest payable               (32)       15
    Other                                                         149        48
                                                              -------   -------
                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES           932       549
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in interest-bearing balances in other banks      (4,948)      (41)
 (Increase) decrease in federal funds sold                       (900)      100
 Purchases of:
  Held to maturity investment securities                       (2,135)     (400)
 Proceeds from sales, maturities and calls of:
  Held to maturity investment securities                          912       997
 Net increase in loans                                         (1,822)     (736)
 Purchases of property and equipment                               (5)       (5)
 Purchase of stock in FHLB of Atlanta                             (10)       (3)
                                                              -------   -------

                                          NET CASH USED
                                BY INVESTING ACTIVITIES        (8,908)      (88)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits                    (1,335)        7
 Net decrease in certificate accounts                          (7,983)   (1,887)
 Increase (decrease) in FHLB advances                          (2,150)    1,350
 Decrease in advances from borrowers                               (6)      (31)
 Net proceeds from issuance of common stock                    21,074         -
 Loan to ESOP for purchase of common stock                     (1,745)        -
                                                              -------   -------

                               NET CASH PROVIDED (USED)
                                BY FINANCING ACTIVITIES         7,855      (561)
                                                              -------   -------
                                        NET DECREASE IN
                              CASH ON HAND AND IN BANKS          (121)     (100)
CASH ON HAND AND IN BANKS, BEGINNING                              222       285
                                                              -------   -------
                      CASH ON HAND AND IN BANKS, ENDING       $   101   $   185
                                                              =======   =======

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's registration statement on Form SB-2. This quarterly report should be read in conjunction with such annual report.


NOTE B - PLAN OF CONVERSION

On July 14, 1997, the Board of Directors of the Bank adopted a Plan of Holding Company Conversion whereby the Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association (the "Bank") and became a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc. (the "Company" or "Holding Company"), a holding company formed in connection with the conversion. On December 31, 1997, First Federal completed its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association. The conversion occurred through the sale of 2,182,125 shares of common stock ($.01 par value) of Great Pee Dee Bancorp, Inc. Total proceeds of $21,821,250 were reduced by conversion expenses of $746,869. Great Pee Dee Bancorp, Inc. paid $10,550,000 to First Federal in exchange for the common stock of First Federal issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.

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


NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN

In the mutual to stock conversion, the First Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") purchased 174,570 shares of the common stock of Great Pee Dee Bancorp, Inc. sold in the public offering at a total cost of $1,745,700. The ESOP executed a note payable to Great Pee Dee Bancorp, Inc. for the full price of the shares purchased.


NOTE E -  CHARITABLE FOUNDATION

In connection with conversion, the Holding Company formed a charitable foundation to which it contributed 20,000 shares of its common stock. Other general and administrative expenses for the nine months ended March 31, 1998 include a charge of $200,000 for this contribution.

NOTE F -  NET INCOME PER SHARE

Net income per share is presented for periods subsequent to the closing of the Company's stock offering on December 31, 1997. Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, ESOP shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. The weighted average number of shares outstanding was 2,031,555 for the three and nine months ended March 31, 1998. No potentially dilutive securities were outstanding during the three months ended March 31, 1998.

Item 2--Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

The Company's total assets increased by $8.8 million during the nine months ended March 31, 1998, from $60.5 million at June 30, 1997 to $69.3 million at period end. The growth in assets was almost entirely attributable to the sale, on December 31, 1997, of 2,182,125 shares of the Company's common stock, generating net cash proceeds of $21.1 million. Of this amount, $1.7 million was used to fund a loan to the Bank's Employee Stock Ownership Plan ("ESOP"), while $6.8 million represented conversion of customer deposit accounts which were used to purchase shares. Deposit accounts aggregated $37.5 million at March 31, 1998 as compared with $46.9 million at June 30, 1997, a decrease of $9.4 million. Liquid assets increased from $5.5 million or 9.1% of total assets at June 30, 1997 to $12.5 million or 18% of total assets at March 31, 1998. During the period, loans receivable increased by $1.7 million while $2.2 million in advances from the Federal Home Loan Bank of Atlanta was repaid. Total stockholders' equity was $31.3 million or 45.1% of total assets as the Company and its Bank subsidiary substantially exceeded all regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net income for the three months ended March 31, 1998 was $341,000, or $.17 per share, as compared with $227,000 for the three months ended March 31, 1997, an increase of $114,000. The Company received a significant infusion of capital and liquidity with the closing of its conversion offering on December 31, 1997, with substantially all proceeds used either to acquire liquid interest-earning assets, to fund withdrawals or maturities of interest-bearing customer deposits or to repay borrowings. As a result, net interest income increased by $319,000 from $485,000 for the three months ended March 31, 1997 to $804,000 for the three months ended March 31, 1998. This increase in net interest income was offset somewhat by increases in the provision for loan losses, personnel costs and other general and administrative expenses of $24,000, $39,000 and $61,000, respectively. The provision for loan losses for the current quarter was $24,000, while no such provision was made for the corresponding quarter of the prior year. Personnel costs increased as a result of staff additions and costs associated with the Company's ESOP. The increase in other general and administrative expenses relates principally to outside fees and other costs incurred in anticipation of growth and expansion of services to customers.

Comparison of Results of Operations for the Nine Months Ended March 31, 1998 and 1997

Net income for the nine months ended March 31, 1998 was $598,000 as compared with net income of $444,000 for the nine months ended March 31, 1997, an increase of $154,000. As explained above, $114,000 of this increase was earned during the quarter ended March 31, 1998. Other factors contributing to the increase are a charge of $200,000 in December 1997 resulting from the contribution of 20,000 shares of the Company's common stock to a charitable foundation, and a provision of $32,000 for ESOP expense made during the quarter ended December 31, 1997. Net of income taxes, these two items reduced net income in the current nine month period by approximately $146,000. Net income for the corresponding period of the prior fiscal year was even more significantly impacted by the special insurance assessment which was imposed, as of September 30, 1996, on all SAIF-insured institutions. First Federal's assessment was $312,000. Net of an income tax benefit of $115,000, this special assessment reduced net income for the nine months ended March 31, 1997 by $197,000.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 1998, First Federal's liquidity, as measured for regulatory purposes, was 28.5%, or $10 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 1998, First Federal's level of capital substantially exceeded all applicable requirements.

The Year 2000

At the turn of the century, computer-based information systems will be faced with problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Company has developed a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. Based upon progress to date in carrying out that plan, management believes that the Company will be Year 2000 compliant on a timely basis. The cost for becoming Year 2000 compliant has not been determined; however, management feels it will not be material to the Company's financial statements.

Part II.  OTHER INFORMATION


Item 2.  Use of Proceeds From Registered Securities

The Company's initial registration statement (No. 333-36489) on Form SB-2 was declared effective on November 12, 1997. The offering commenced on November 12, 1997 and expired on December 18, 1997. Trident Securities, Inc. was the managing underwriter in the offering. The sale in the offering of 2,182,125 of the Company's $.01 par value common shares closed on December 31, 1997 for gross proceeds of $21.8 million. Net of offering costs and expenses of $747,000, the offering generated net proceeds of $21.1 million. Of such proceeds, $1.7 million was in the form of a loan to the Company's bank subsidiary's ESOP for the purchase by the ESOP of 174,570 common shares in the offering, $10.6 million was paid to the Company's bank subsidiary in exchange for the common stock of the bank subsidiary issued in its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association, and $8.8 million was invested in interest-bearing deposits as of December 31, 1997. Of the $10.6 million paid to the Company's bank subsidiary, $6.8 million was used to fund deposit withdrawals of customers who used such funds to purchase shares in the Company's offering, $1.3 million was used to fund the repayment of borrowings, and $2.5 million was invested in federal funds sold and interest-bearing deposits in other banks at December 31, 1997. During the quarter ended March 31, 1998, approximately $4.1 million of the liquid assets into which proceeds had initially been invested was used to fund increases in loans and investment securities held to maturity of $639,000 and $704,000, respectively, and to fund deposit decreases and repay borrowings of $1.9 million and $800,000, respectively.



Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           (27)  Financial data schedule

      (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              GREAT PEE DEE BANCORP, INC.


Date:   May 7, 1998           By:   /s/ Herbert W. Watts
                                    --------------------
                                    Herbert W. Watts
                                    Chief Executive Officer



Date:   May 7, 1998           By:   /s/ Johnnie L. Craft
                                    --------------------
                                    Johnnie L. Craft
                                    Chief Financial Officer