Form 10KSB
period 1998-06-30
GREAT PEE DEE BANCORP INC
filed 1998-09-28
CIK 1046587

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended June 30, 1998
                            -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ______ to _______.


                        Commission file number: 0-23521


                          GREAT PEE DEE BANCORP, INC.
                 ---------------------------------------------
                (Name of Small Business Issuer in Its Charter)


                Delaware                                      56-2050592
               ----------                                     ----------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                    Identification Number)


             515 MARKET STREET
          Cheraw, South Carolina                                29520
      -------------------------------                         ----------
      (Address of Principal Executive                         (Zip Code)
                Offices)

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:
                                           COMMON STOCK PAR VALUE $.01 PER SHARE
                                           -------------------------------------
                                                      (Title of Class)

                                 (803) 537-7656
                                 --------------
                 (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No _______
    -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the fiscal year ended June 30, 1998 were $4,926,764.

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the NASDAQ National Market on June 30, 1998 was approximately $ 6,105,000.

     The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 1998 was 2,202,125.

                          GREAT PEE DEE BANCORP, INC.
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                        Page
PART I    ..............................................................   1

Item 1.   Business......................................................   1

Item 2.   Properties....................................................  18

Item 3.   Legal Proceedings.............................................  18

Item 4.   Submission of Matters to a Vote of Security Holders...........  18

PART II   ..............................................................  18

Item 5.   Market for Common Equity and Related
           Stockholder Matters..........................................  18

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation.....................................  19

Item 7.   Financial Statements..........................................  20

Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................  21

PART III  ..............................................................  21

Item 9.   Directors and Officers of the Registrant......................  21

Item 10.  Executive Compensation........................................  21

Item 11.  Security Ownership of Certain Beneficial Owners and
           Management...................................................  21

Item 12.  Certain Relationships and Related Transactions................  21

PART IV   ..............................................................  21

Item 13.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K......................................  21
          (a) Financial Statements Schedules............................
          (b) Exhibits Required by Securities and Exchange Commission
              Regulation S - B..........................................
          (c) Reports on Form 8-K.......................................

                                    PART I

ITEM 1.   BUSINESS
-------   --------

          Great Pee Dee Bancorp, Inc. (the "Company") was organized in September, 1997 at the direction of the Board of Directors of First Federal Savings and Loan Association of Cheraw (the "Association"), for the purpose of acquiring all of the capital stock to be issued by the Association in the conversion of the Association from the mutual to the stock form of organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision ("OTS") to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of December 31, 1997, the Company issued 2,182,125 shares of Common Stock, and received all of the proceeds of the offering, or $21.8 million (the balance of the proceeds was transferred to the Association in exchange for the capital stock of the Association). In connection with the Conversion, the Company loaned approximately $1,745,700 to the Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust ("ESOP") to enable the ESOP to purchase 174,570 shares of the Company's Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Association.

          The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Association. At June 30, 1998 the assets of the Company consisted of its ownership of the capital stock of the Association, the loan to the ESOP, an interest-bearing note receivable from the Association of $8.6 million, and $200,000 of investment securities. The Association is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. At June 30, 1998, the Company had total assets of $68.4 million, total deposits of $56.8 million, and stockholders' equity of $31.5 million.

          The Association was originally organized in 1920 and became a federally-chartered savings and loan association in 1935. Since then, the Association has conducted business from its full-service office located in Cheraw, South Carolina. The Association's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. The Association's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

          The Association believes that it has developed a reputation among its loyal customer base because of the commitment to personal service and because of strong support of the local community. The Association offers a number of financial services including: (i) residential real estate loans; (ii) construction loans; (iii) commercial real estate loans; (iv) home improvement loans; (v) money market demand accounts ("MMDAs"); (vi) passbook savings accounts; and (vii) certificates of deposit.

LENDING ACTIVITIES

          The Association has historically concentrated lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of loan origination activities, representing $50.9 million or 89.66% of the total loan portfolio at June 30, 1998. The Association also offers commercial real estate loans, construction loans and consumer loans. Loans secured by commercial real estate totaled approximately $3.2 million or 5.55% of the total loan portfolio at June 30, 1998. Construction loans totaled approximately $3.8 million or 6.62% of total loans as of June 30,1998. Home improvement loans totaled $1.3 million, or 2.34% of the total loan portfolio at June 30, 1998.

          LOAN PORTFOLIO DATA. The following table sets forth the composition of loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                     AT JUNE 30,
                                                                     -----------
                                                           1998                      1997
                                                           ----                      ----
                                                     AMOUNT    PERCENT         AMOUNT    PERCENT
                                                     ------    -------         ------    -------
                                                            (DOLLARS IN THOUSANDS)
Type of loan:
  Real estate loans:
   One- to four-family residential...............  $ 50,900      89.66%      $ 48,460      89.78%
   Commercial....................................     3,153       5.55          2,502       4.64
   Construction..................................     3,759       6.62          3,044       5.64
   Home improvement loans........................     1,325       2.34          1,437       2.66
                                                   --------    -------       --------    -------
      Total real estate loans....................    59,137     104.17         55,443     102.72

Other loans:
   Loans secured by deposits.....................       326       0.58            319       0.59
                                                   --------    -------       --------    -------
      Total loans................................    59,463     104.75         55,762     103.31

Less:
----
   Construction loans in process.................     2,161       3.81          1,306       2.42
   Allowance for losses..........................       354       0.62            303       0.56
   Deferred loan origination fees, net of costs..       180       0.32            180       0.33
                                                   --------    -------       --------    -------
      Total, net.................................  $ 56,768     100.00%      $ 53,974     100.00%
                                                   ========    =======       ========    =======

          The following table sets forth certain information at June 30, 1998, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Association expects that prepayments will cause actual maturities to be shorter.

                                                        AT JUNE 30, 1998
                                                        ----------------
                                           MORE THAN      MORE THAN
                                1 YEAR     1 YEAR TO      3 YEARS TO       MORE THAN
                                OR LESS     3 YEARS         5 YEARS         5 YEARS        TOTAL
                                -------     ------          -------         -------        -----
                                                        (IN THOUSANDS)
Real estate loans:
      Adjustable.............   $20,663    $   --         $    --          $    --        $20,663
      Fixed..................       519       472           1,650           33,492         36,133
                                -------    ------         -------          -------        -------
                                 21,182       472           1,650           33,492         56,796
Other loans..................       326        --              --               --            326
                                -------    ------         -------          -------        -------
                                 21,508       472           1,650           33,492         57,122
Less:
  Allowance for loan losses..      (133)       (3)            (10)            (208)          (354)
                                -------    ------         -------          -------        -------
      Total..................   $21,375    $  469         $ 1,640          $33,284        $56,768
                                =======    ======         =======          =======        =======

          As of June 30, 1998, the dollar amount of all loans due after one year that have fixed interest rates was $35.6 million. None of the Association's loans with floating or adjustable interest rates are shown as being due after one year.

          ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the primary market area. The Association generally originates one-to-four family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The Association originates and retains fixed rate loans which provide for the payment of principal and interest for up to an 18-year period.

          The Association also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the cost of funds index ("COFI"). The COFI reacts to changes in market interest rates more slowly than other indices. Consequently, ARM loans may not fully reflect current market interest rates at the time they reprice.

A substantial portion of the ARM loans in the portfolio at June 30, 1998 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

          ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30,1998, approximately 46.0% of one- to four-family residential loans had adjustable rates of interest.

          All of the one-to-four family residential mortgage loans that the Association originate includes "due-on-sale" clauses, which give the Association the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, the Association occasionally permit assumptions of existing residential mortgage loans on a case-by-case basis.

          At June 30, 1998, approximately $50.9 million, or 89.66% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $321,500, or 0.6% of total loans (which were comprised of $317,800 loans secured by one- to four-family properties), were included in non-performing assets as of that date.

          COMMERCIAL REAL ESTATE LOANS. At June 30, 1998, $3.1 million, or 5.55% of the total loan portfolio, 11 in number, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Association generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Association also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the COFI with maximum loan-to-value ratios of 80%. At June 30,1998, the largest commercial loan had a principal balance of $240,000 and was secured by a motel. On June 30, 1998, there were no commercial real estate loans included in nonperforming assets.

          Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

          CONSTRUCTION LOANS. The Association offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction the loan can be converted into permanent financing. At June 30, 1998, $3.8 million, or 6.62% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $205,000 on June 30, 1998 and was secured by a one- to four-family residence. None of the construction loans were included in non-performing assets on that date.

          Construction loans generally match the term of the construction contract and are written with interest calculated on the amount disbursed under the loan and payable monthly. The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan for a one-to four-family residence may be written with a maximum Loan-to-Value ratio of 95% with mortgage insurance. Inspections are made prior to any disbursement under a construction loan.

          While providing the Association with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Association may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and taking the title to the project.

          HOME IMPROVEMENT LOANS. At June 30, 1998, home improvement loans totaled $1.3 million, or 2.34% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 1998, one home improvement loan with a balance of $3,700 was included in non-performing assets.

          ORIGINATION, PURCHASE AND SALE OF LOANS. The Association historically has originated mortgage loans pursuant to its own underwriting standards which do not conform with the standard criteria of Freddie Mac or the FNMA because the Association does not require current property surveys in most cases. In the event that the Association begins originating fixed-rate residential mortgage loans for sale to Freddie Mac in the secondary market, such loans will be originated in accordance with the guidelines established by Freddie Mac and could be sold after they are originated.

          The Association confines loan origination activities primarily to Chesterfield County and the surrounding counties. At June 30, 1998, the Association had loans secured by property located outside of South Carolina. Loan originations are generated from referrals from existing customers, real estate brokers, and advertising. Loan applications are underwritten and processed at the Association's office.

          The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Association studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors. All mortgage loans are approved by the loan committee.

          The Association generally requires appraisals on all real property securing loans and requiring an attorney's opinion and a valid lien on mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Association requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property securing its interest if the property is in a flood plain. The Association also generally requires private mortgage insurance for all residential mortgage loans with loan-to-value ratios of greater than 80%. The Association requires escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance. All real estate loans up to $75,000 must be approved by the loan committee. All real estate loans for amounts in excess of $75,000 must be approved by the Board of Directors.

          Underwriting standards for home improvement loans are intended to protect against some of the risks inherent in making home improvement loans. Borrower paying habits and financial strengths are important considerations.

          The Association's one-to-four family residential loan originations during the year ended June 30, 1998 totaled $10.6 million, compared to $6.6 million during the year ended June 30, 1997.

NON PERFORMING AND PROBLEM ASSETS

          After a mortgage loan becomes 30 days past due, the Association delivers a computer generated delinquency notice to the borrower. When loans become 60 days past due, the Association sends additional delinquency notices and make personal contact by letter or telephone with the borrower to establish acceptable repayment schedules. When a mortgage loan is 90 days delinquent, the Association will have either entered into a workout plan with the borrower or refer the matter to the Association's attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

          The Association reviews mortgage loans on a regular basis and place such loans on a non-accrual status when they are specifically determined to be impaired or when they become 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received.

          NONPERFORMING ASSETS. At June 30, 1998, $330,000, or 0.48% of total assets, were nonperforming (nonperforming loans and non-accruing loans). At June 30, 1998, loans secured by real estate accounted for $321,000 of non performing assets. The Association had real estate owned ("REO") properties in the amount of $9,000 as of June 30, 1998.

          The table below sets forth the amounts and categories of nonperforming assets (nonperforming loans and foreclosed real estate) for the last two years. It is the Association's policy that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Delinquent loans that are 90 days or more past due are considered nonperforming assets. During the periods presented, the Association did not have any troubled debt restructurings.

                                                At June 30,
                                           ----------------------
                                             1998          1997
                                           --------      --------
                                            (Dollars In Thousands)
Loans not accruing interest..............    $ 321         $  97
Accruing loans 90 days or more past due..       --            --
   Total nonperforming loans.............      321            97
Foreclosed real estate...................        9            10
                                             -----         -----
   Total nonperforming assets............    $ 330         $ 107
                                             =====         =====
   Nonperforming assets to total assets..     0.48%         0.18%
                                             =====         =====

          Interest on loans of $10,000 would have been reported for the year ended June 30,1998 if the non-performing loans summarized above had been current in accordance with their original terms. Interest totaling $4,000 was reported on nonperforming loans for the year ended June 30, 1998.

          CLASSIFIED ASSETS. Federal regulations and the Association's asset classification policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obliger or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

          An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

          At June 30, 1998, the aggregate amount of classified assets, and of general and specific loss allowances, were as follows:

                                                                          Loan Loss
                                                            Amount        Allowance
                                                           --------      -----------
                                                                (IN THOUSANDS)
               Classified loans receivable:
                 Substandard.......................           $321            $ --
                 Doubtful..........................             --              --
                 Loss..............................             --              --
                                                              ----            ----
                                                              $321              --
                                                              ====
               General unallocated loss allowance..                           $354
                                                                              ----
               Total allowance.....................                           $354
                                                                              ====


          The Association regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

          The Association provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions. The Association evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

          In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance based on judgments of information available to them at the time of examination.

          SUMMARY OF LOAN LOSS EXPERIENCE. The following table analyzes changes in the allowance during the fiscal years ended June 30, 1998, and 1997.

                                                                                      At June 30,
                                                                                     --------------
                                                                             1998         1997
                                                                           --------  --------------
                                                                            (Dollars In Thousands)

Balance at beginning of period...........................................    $ 303           $ 169
                                                                             -----           -----

Loans charged off:
Real estate..............................................................       13               9
Other....................................................................       --              --
                                                                             -----           -----

 Total loans charged-off.................................................       13               9

Recoveries:
Real estate..............................................................       --              --
Other....................................................................       --              --
                                                                             -----           -----
 Total recoveries........................................................       --              --
                                                                             -----           -----

Net loans charged-off....................................................       13               9
                                                                             -----           -----

Provision for loan losses................................................       63             143
                                                                             -----           -----

Balance at end of period.................................................    $ 354           $ 303
                                                                             =====           =====

Ratio of net charge-offs to average loans outstanding during the period..     0.02%           0.02%
                                                                             =====           =====

          ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table presents an analysis of the allocation of allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                    At June 30,
                                    -----------------------------------------------------------------------
                                                  1998                                  1997
                                    -----------------------------------   ---------------------------------
                                               Percent of     Percent                Percent of    Percent
                                    Amount of   Allowance     of Loans    Amount of   Allowance   of Loans
                                    Loan Loss   to Total      to Gross    Loan Loss   to Total    to Gross
                                    Allowance   Allowance      Loans      Allowance   Allowance     Loans
                                    ---------  -----------  -----------   ---------  -----------  ---------
                                                            (Dollars in Thousands)
Real estate loans:
One- to four-family residential...       $230       65.04%        85.60%       $169       55.78%     86.91%
Commercial........................         25        7.07          5.30          24        7.92       4.49
Construction......................         25        7.07          6.32          33       10.89       5.46
Home improvement loans............         10        2.83          2.23          10        3.30       2.58
                                         ----       -----         -----        ----      ------     ------
 Total real estate loans..........        290       82.01         99.45         236       77.89      99.43

Other loans:
Loans secured by deposits.........          1         .28           .55           1        0.33       0.57
Unallocated.......................         62       17.71            --          66       21.78         --
                                         ----       -----         -----        ----      ------     ------
 Total allowance for loan losses..       $354      100.00%       100.00%       $303      100.00%    100.00%
                                         ====      ======        ======        ====      ======     ======

INVESTMENTS

          The Association's investment portfolio consists of short-term U.S. Treasury and federal agency securities, interest earning deposits in other financial institutions, federal funds sold, and to a lesser extent mortgage back securities, marketable equity securities and FHLB stock. At June 30, 1998, approximately $10.6 million, or 15.60%, of total assets consisted of such investments. The Association had $10.6 million in interest-earning deposits as of that date.

          The following table sets forth the carrying value of the Association's investment portfolio at the dates indicated.

                                                    At June 30,
                                                -----------------
                                                 1998       1997
                                                -------    ------
                                                  (In Thousands)

Securities available for sale:
Marketable equity securities..............      $   200        --
Securities held to maturity:
U.S. government and agency securities.....      $ 3,300    $1,700
Mortgage-backed securities................           41        66
                                                -------    ------
   Total securities held to maturity......        3,341     1,766

Interest-earning balances in other banks..        5,013     2,720
Federal Funds sold........................        1,400       800
Federal Home Loan Bank Stock..............          495       484
                                                -------    ------
   Total investments......................      $10,449    $5,770
                                                =======    ======

          At June 30, 1998, the market value of the Association's investment securities held to maturity totaled $3.3 million.

  The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1998.

                                                                      AFTER ONE YEAR      AFTER FIVE YEARS
                                                 ONE YEAR OR LESS   THROUGH FIVE YEARS   THROUGH TEN YEARS   AFTER  TEN YEARS
                                                ------------------  -------------------  ------------------  ------------------
                                                CARRYING  AVERAGE   CARRYING   AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE
                                                 VALUE    YIELD      VALUE      YIELD     VALUE     YIELD     VALUE     YIELD
                                               --------  --------  ---------  --------  --------  --------  --------  --------
                                                                            (DOLLARS  IN THOUSANDS)
Securities available for sale:
Marketable equity securities...............    $  200     7.51%     $   --       --       $ --       --      $ --        --
Securities held to maturity:
U.S. government and agency securities......        --       --       3,100     6.23%       200     6.26        --        --
Mortgage-backed  securities................        --       --          --       --         41     8.80%       --        --

Other:
Interest-earning balances in other banks...     5,013     6.23%         --       --         --       --        --        --
Federal Funds Sold.........................     1,400     5.81          --       --         --       --        --        --
Federal Home Loan Bank Stock...............        --       --          --       --         --       --       495      7.48%
                                               ------               ------               -----               ----
  Total                                        $6,613     6.18%     $3,100     6.23%      $241     6.69%     $495      7.48%
                                               ======               ======               =====               ====
                                                           TOTAL
                                                  ----------------------
                                                  CARRYING       AVERAGE
                                                    VALUE         YIELD
                                                  --------      --------
Securities available for sale:
Marketable equity securities................      $   200         7.51%
Securities held to maturity:
U.S. government and agency securities.......        3,300         6.23%
Mortgage-backed  securities.................           41         8.80

Other:
Interest-earning balances in other banks....        5,013         6.23
Federal Funds Sold..........................        1,400         5.81
Federal Home Loan Bank Stock................          495         7.48
                                                  -------
  Total                                           $10,449         6.27%
                                                  =======

SOURCES OF FUNDS

          GENERAL. Deposits have traditionally bee the primary source of funds for use in lending and investment activities. In addition to deposits, the Association derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Atlanta may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

          DEPOSITS. The Association attracts deposits principally from within Chesterfield County and Marlboro County through the offering of a selection of deposit instruments, including passbook accounts, money market accounts, fixed term certificates of deposit, individual retirement accounts and savings accounts. The Association does not actively solicit or advertise for deposits outside of Chesterfield County and adjacent Marlboro County, and substantially all of the depositors are residents of Chesterfield or Marlboro County. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Association does not pay broker fees for any deposits received.

          The Association establishes the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. The Association relies, in part, on customer service and long-standing relationships with customers to attract and retain deposits. The Association also closely prices deposits to the rates offered by competitors.

          The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Association to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Association believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 1998, 78.67% of deposit accounts were certificate of deposit accounts, of which $21.3 million have maturities of one year or less.

          Total deposits at June 30,1998 were approximately $36.7 million, compared to approximately $46.9 million at June 30, 1997. Deposit base is somewhat dependent upon the manufacturing sector of Chesterfield and Marlboro Counties. Although the manufacturing sector in Chesterfield and Marlboro Counties is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

          In the unlikely event of the liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Company as the sole shareholder of the Association.

          BORROWINGS. The Association focuses on generating high quality loans and then seek the best source of funding from deposits, investments or borrowings. At June 30, 1998, the Association had no borrowings from the FHLB of Atlanta. The Association is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the FHLB of Atlanta. The Association does not anticipate any difficulty in obtaining advances appropriate to meet these requirements in the future.

          The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                        YEAR ENDED JUNE 30,
                                                    -------------------------
                                                        1998          1997
                                                    -----------    ----------
Maximum Balance:
----------------
 FHLB advance......................................  $2,400,000    $2,400,000

Average Balance:
----------------
 FHLB advances.....................................  $1,427,000    $1,985,000

  The following table presents certain information relating to the maturities of FHLB of Atlanta borrowings at or for the years ended June 30, 1998 and 1997.

                                                                 Balance At June 30,
                                                                 ------------------
            Maturing during the year
                ended June 30,            Interest Rates         1998           1997
                -------------             --------------         ----           ----
                    1997                   5.58-5.72%             --              --
                    1998                   5.83-5.95%             --      $2,350,000
                    1999                          --              --              --
                    2000                          --              --              --
                    2001                          --              --              --
                 Thereafter                     3.00%             --           50000
                                                                          ----------
                   Total                                          --      $2,400,000
                                                                          ==========
       Weighted average interest rate
                                                                  --            5.81%


                                   REGULATION

GENERAL

     As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the FDIC. For example, the Association must obtain OTS approval before the Association may engage in certain activities and must file reports with the OTS regarding activities and financial condition. The OTS periodically examines the Association's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Association's semi-annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $10,000.

     The Association is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of securities, and limitations upon other aspects of banking operations. In addition, the Association's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     As the holding company for the Association, the Company is a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company.

     In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer the Company, or any person who owns more than 25% of the Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

          Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At June 30, 1998, asset composition was in excess of that required to qualify the Association as a Qualified Thrift Lender.

          If the Company were to acquire control of another savings association other than through a merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the Federal Savings and Loan Insurance Corporation ("FSLIC") by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Board of Governors of the Federal Reserve System (the "FRS") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

          The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5,1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

          No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

FEDERAL HOME LOAN BANK SYSTEM

          The Association is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members ("FHLB advances") in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Atlanta.

          As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of the aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 1998, investment in stock of the FHLB of Atlanta was $495,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing.

          The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Atlanta to the Association totaled approximately $36,000, for an annual rate of 7.35%.

INSURANCE OF DEPOSITS

          DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures savings institution deposits up to applicable limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as the Association and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

          ASSESSMENTS. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

          In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Association and other institutions with SAIF-insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31, 1995. The Association recognized this special assessment as a charge to noninterest expense of $312,000 ($197,000 after tax) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds was 0.0648% for the semi-annual period beginning on January 1, 1997; 0.0630% for the semi-annual period beginning on July 1, 1997; and 0.0622% currently. The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits to the BIF without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

SAVINGS ASSOCIATION REGULATORY CAPITAL

          Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncummulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1998, the Association was in compliance with all capital requirements imposed by law.

          The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Association would be exempt from its provisions because the Association has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Association nevertheless measures interest rate risk in conformity with the OTS regulation.

          If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

PROMPT CORRECTIVE REGULATORY ACTION

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1998, the Association was categorized as "well capitalized," meaning that total risk-based capital ratio exceeded 10%, Tier I risk-based capital ratio exceeded 6%, leverage ratio exceeded 5%, and the Association was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

          The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

DIVIDEND LIMITATIONS

          An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1 Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully-phased in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Association is currently a Tier 1 Institution.

          A Tier 1 Institution may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Accordingly, at June 30, 1998, the Association had available approximately $5.3 million for distribution, without consideration of any capital infusion from the conversion.

          The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

LOANS TO ONE BORROWER

          Under OTS regulations, the Association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be loaned to, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1998, the Association did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Association does not believe that the loans-to-one-borrower limits will have a significant impact on business operations or earnings.

QUALIFIED THRIFT LENDER

          Savings associations must meet a QTL test. If the Association maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Association will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and Freddie Mac as QTIs. Compliance with the QTL test is determined on a monthly basis and must be satisfied in nine out of every twelve months. As of June 30, 1998, the Association was in compliance with its QTL requirement, with approximately 89.21% of assets invested in QTIs.

          A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

ACQUISITIONS AND BRANCHING

          The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located.

Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

          Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

          The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in (S)7701(a)(19) of the Code or the asset composition test of (S)7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located.

          Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion.

TRANSACTIONS WITH AFFILIATES

          The Association is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

FEDERAL SECURITIES LAW

          The shares of common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements the 1934 Act and the rules of the SEC thereunder. After three years following the conversion to stock form, if the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

          Shares of common stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

COMMUNITY REINVESTMENT ACT MATTERS

          Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating--outstanding, satisfactory, needs to improve, and substantial noncompliance--and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the

CRA and its record of lending to first time home buyers. The OTS has designated the Association's record of meeting community credit needs as "outstanding."

ITEM 2.   PROPERTIES
--------------------

               The Company conducts its business through one facility located in Cheraw and Chesterfield County, South Carolina. The main office at its current location opened and has been owned by the Association since 1981. At June 30, 1998, the net book value of the Company's property and equipment was $212,000.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------------------------------------------------------------------------------

          As of June 30, 1998, the Company had 2,202,125 shares of common stock issued and outstanding. At such date, the Company had 441 shareholders of record. The Company's common stock is traded on the NASDAQ National Market under the symbol "PEDE." Set forth below are the quarterly high and low bid prices for the Common Stock, as reported on the NASDAQ National Market since the completion of the Conversion.

                                                  High      Low
                                                  ----      ---

          Quarter ended March 31, 1998             16.25     14.75
          Quarter ended June 30, 1998              17.38     14.75

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS
--------------------------------------------------------------------

The "Management's Discussion and Analysis of Financial Condition" section of the Registrants 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS
-------------------------------

     The material identified in Item 13(a) hereof is incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable.

                                 PART III

ITEM 9.        DIRECTORS AND OFFICERS OF THE REGISTRANT
-------        ----------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION
--------       ----------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.


                                 PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------       ---------------------------------------------------------------
          (a)  The following documents appear in sections of the Registrants
               1998 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 1998 Annual Report to Shareholders are incorporated herein by this reference.

     (1)       Report to Shareholders
     (2)       Selected Financial and Other Data
     (3)       Management's Discussion and Analysis
     (4)       Independent Auditors' Report
     (5)       Consolidated Financial Statements
               (i)   Consolidated Statements of Financial Condition
               (ii)  Consolidated Statements of Operations
               (iii) Consolidated Statements of Stockholders' Equity
               (iv)  Consolidated Statements of Cash Flows
               (v)   Notes to Consolidated Financial Statements
     (6)       Corporate Information

          (b)  The following exhibits are filed as part of this report.

     3.1       Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
     3.2       Bylaws of Great Pee Dee Bancorp, Inc.*
     4.0       Stock Certificate of Great Pee Dee Bancorp, Inc.*
     10.1      Employee Agreement for Herbert W. Watts*
     10.2      Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and
               Trust**
     27.1      EDGAR Financial Data Schedule

          (c)  Reports on Form 8-K

                      None

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GREAT PEE DEE BANCORP, INC.


Date:   September 24, 1998                By: /s/ Herbert W. Watts
                                             ----------------------------------
                                             Herbert W. Watts,
                                             President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Herbert W. Watts                  By: /s/ Johnnie L. Craft
    ----------------------------------        --------------------------------
    Herbert W. Watts, President, Chief        Johnnie L. Craft, Secretary and
    Executive Officer and Director            Treasurer
    (Principal Executive Officer)             (Principal Financial and
                                              Accounting Officer)

Date: September 24, 1998                    Date: September 24, 1998



By: /s/ Robert M. Bennett                 By: /s/ William R. Butler
    ---------------------------------         ----------------------------------
    Robert M. Bennett, Chairman of the        William R. Butler, Director
    Board

Date: September 24, 1998                  Date: September 24, 1998


By: /s/ James C. Crawford, III            By: /s/ Henry P. Duvall, IV
    ---------------------------------         ----------------------------------
    James C. Crawford, III, Director          Henry P. Duvall, IV, Director


Date: September 24, 1998



By: /s/ Cornelius B. Young
    ---------------------------------
    Cornelius B. Young, Director