Form 10QSB
period 1998-09-30
GREAT PEE DEE BANCORP INC
filed 1998-11-12
CIK 1046587

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

            For the transition period ended ______________________


                      COMMISSION FILE NUMBER    0-23521
                                              -------------


                          GREAT PEE DEE BANCORP, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                    56-2050592
            --------                                    ----------
 (State or other jurisdiction of                      (IRS Employer
  Incorporation or organization)                  Identification Number)


                     515 MARKET STREET, CHERAW, SC  29520
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

YES    X
     -----  NO _____

As of November 6, 1998, 2,176,625 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                                               PAGE NO.
                                                                                               --------
PART 1.  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition

            September 30, 1998 and June 30, 1998.............................................      3

            Consolidated Statements of Operations
            Three Months Ended September 30, 1998 and 1997...................................      4

            Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1998 and 1997...................................      5

            Notes to Consolidated Financial Statements.......................................      6

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.......................................................................      8

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K...........................................     11

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                   September 30,
                                                                        1998       June 30,
ASSETS                                                              (Unaudited)      1998*
                                                                   --------------  ---------
                                                                        (In Thousands)
Cash on hand and in banks                                                $   896    $   510
Interest-bearing balances in other banks                                   3,513      5,013
Federal funds sold                                                             -      1,400
Investment securities available for sale, at fair value                      200        200
Investment securities held to maturity, at amortized cost                  3,375      3,341
Loans receivable, net                                                     59,633     56,768
Accrued interest receivable                                                  306        278
Premises and equipment, net                                                  378        212
Real estate acquired in settlement of loans                                    9          9
Stock in the Federal Home Loan Bank, at cost                                 495        495
Other assets                                                                 168        174
                                                                         -------    -------

     TOTAL ASSETS                                                        $68,973    $68,400
                                                                         =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                        $37,221    $36,663
 Accrued interest payable                                                     75         69
 Advance payments by borrowers for property taxes and insurance               66         62
 Accrued expenses and other liabilities                                      211        131
                                                                         -------    -------

     TOTAL LIABILITIES                                                    37,573     36,925
                                                                         -------    -------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
  authorized, no shares issued and outstanding                                 -          -
 Common stock, $.01 par value, 3,600,000
  shares authorized; 2,202,125 shares issued                                  22         22
 Additional paid in capital                                               21,293     21,293
 ESOP loan receivable                                                     (1,652)    (1,682)
 Retained earnings, substantially restricted                              11,947     11,842
                                                                         -------    -------
                                                                          31,610     31,475
 Cost of 17,500 shares of common stock held
  by the Company in treasury                                                (210)         -
                                                                         -------    -------

     TOTAL STOCKHOLDERS' EQUITY                                           31,400     31,475
                                                                         -------    -------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                                $68,973    $68,400
                                                                         =======    =======

* Derived from audited financial statements
See accompanying notes.

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                               September 30,
                                                               -------------
                                                          1998                 1997
                                                          ----                 ----
                                                  (In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans                                                        $    1,099            $1,057
Investments                                                          64                36
Deposits in other banks and federal funds sold                       85                46
                                                             ----------            ------

             TOTAL INTEREST INCOME                                1,248             1,139
                                                             ----------            ------

INTEREST EXPENSE
Savings deposits                                                    490               624
Borrowed funds                                                        -                36
                                                             ----------            ------

             TOTAL INTEREST EXPENSE                                 490               660
                                                             ----------            ------

             NET INTEREST INCOME                                    758               479

PROVISION FOR LOAN LOSSES                                            48                 -
                                                             ----------            ------

             NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                              710               479
                                                             ----------            ------

OTHER INCOME                                                          8                 9
                                                             ----------            ------

GENERAL AND ADMINISTRATIVE EXPENSES
Personnel costs                                                     141                93
Occupancy                                                            20                11
Deposit insurance premiums                                            6                 7
Other                                                                91                41
                                                             ----------            ------

             TOTAL GENERAL AND
             ADMINISTRATIVE EXPENSES                                258               152
                                                             ----------            ------

    INCOME BEFORE INCOME TAXES                                      460               336

PROVISION FOR INCOME TAXES                                          173               124
                                                             ----------            ------

             NET INCOME                                      $      287            $  212
                                                             ==========            ======

NET INCOME PER SHARE
 Basic and diluted                                           $      .14            $    -
                                                             ==========            ======
 Weighted average common shares outstanding                   2,034,492                 -
                                                             ==========            ======

CASH DIVIDEND PER SHARE                                      $      .09            $    -
                                                             ==========            ======

See accompanying notes.
                                      -4-

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                         1998          1997
                                                                                        ------        -----
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                 $   287   $ 212
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  12       4
   Provision for loan losses                                                                     48       -
   Release of ESOP shares                                                                        30       -
   Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable                                          (28)      2
    Increase (decrease) in accrued interest payable                                               6     (11)
    Other                                                                                        86     117
                                                                                            -------   -----
             NET CASH PROVIDED BY
             OPERATING ACTIVITIES                                                               441     324
                                                                                            -------   -----
CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in interest-bearing balances in other banks                                     1,500     581
 Decrease in federal funds sold                                                               1,400     200
 Purchases of:
  Held to maturity investment securities                                                        (34)      -
 Proceeds from sales, maturities and calls of:
  Held to maturity investment securities                                                          -      12
 Net increase in loans                                                                       (2,913)   (428)
 Purchases of property and equipment                                                           (178)     (1)
                                                                                            -------   -----

             NET CASH PROVIDED (USED)
             BY INVESTING ACTIVITIES                                                           (225)    364
                                                                                            -------   -----
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits                                                                295     235
 Net increase (decrease) in certificate accounts                                                263    (991)
 Increase in advances from borrowers                                                              4      11
 Dividends paid                                                                                (182)      -
 Purchase of treasury stock                                                                    (210)      -
                                                                                            -------   -----

             NET CASH PROVIDED (USED)
             BY FINANCING ACTIVITIES                                                            170    (745)
                                                                                            -------   -----
             NET INCREASE (DECREASE) IN
             CASH ON HAND AND IN BANKS                                                          386     (57)
CASH ON HAND AND IN BANKS, BEGINNING                                                            510     222
                                                                                            -------   -----
             CASH ON HAND AND IN BANKS, ENDING                                              $   896   $ 165
                                                                                            =======   =====

See accompanying notes.

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Net income per share is presented for periods subsequent to the closing of the Company's stock offering on December 31, 1997. Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, ESOP shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. No potentially dilutive securities were outstanding during the three months ended September 30, 1998.

NOTE C - COMPREHENSIVE INCOME

On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three months ended September 30, 1998 and 1997, the Company has no items of other comprehensive income. Accordingly, comprehensive income was the same as net income for each period.

NOTE D - STOCK REPURCHASE PLAN

On September 1, 1998, the Company's Board of Directors adopted a stock repurchase plan under which the Company is authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at times deemed appropriate. Under the plan, the Company could not use more than 5% of the outstanding common stock, or 110,106 shares. During the quarter ended September 30, 1998, the Company repurchased 17,500 shares of its common stock at an aggregate cost of $210,000. Such shares are held as treasury stock at September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

The Company's total assets increased by $573,000 during the three months ended September 30, 1998, from $68.4 million at June 30, 1998 to $69.0 million at the quarter end. During the quarter, reductions of $1.5 million and $1.4 million, respectively, in interest-bearing balances in other banks and federal funds sold were the principal sources of funding for an increase of $2.8 million in loans receivable, which grew from $56.8 million at the beginning of the quarter to $59.6 million at quarter end. Total stockholders' equity was $31.4 million at September 30, 1998 as compared with $31.5 million at June 30, 1998, a decrease of $75,000 which resulted principally from net income of $287,000 for the quarter, a dividend that aggregated $182,000 or $.09 per share and the purchase of 17,500 treasury shares at an aggregate cost of $210,000. At September 30, 1998, both the Holding Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income. Net income for the quarter ended September 30, 1998 was $287,000, or $.14 per share, as compared with net income of $212,000 for the three months ended September 30, 1997, an increase of $75,000. This increase in net income resulted from an increase of $279,000 in net interest income which was partially offset by an increase of $48,000 in the provision for loan losses and an increase of $106,000 in general and administrative expenses.

Net Interest Income. Net interest income for the quarter ended September 30, 1998 was $758,000 as compared with $479,000 during the quarter ended September 30, 1997, an increase of $279,000. The Company received a significant infusion of capital and liquidity with the closing of its conversion offering on December 31, 1997 that generated net proceeds of $21.1 million. By the end of the current quarter, substantially all proceeds had been used either to fund loan growth, fund withdrawals and maturities of interest-bearing customer deposits or to repay borrowings. As a result, total interest income increased by $109,000 and total interest expense decreased by $170,000 during the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997.

Provision for Loan Losses. The provision for loan losses was $48,000 and $0 for the quarters ended September 30, 1998 and 1997, respectively. There were no net loan charge-offs during either quarter. At September 30, 1998, nonaccrual loans aggregated $421,000, while the allowance for loan losses stood at $402,000.

General and Administrative Expenses. General and administrative expenses increased to $258,000 during the quarter ended September 30, 1998 as compared with $152,000 for the quarter ended September 30, 1997, an increase of $106,000. The most significant component of this increase relates to personnel costs which increased by $48,000 principally as a result of personnel additions and costs associated with the Company's ESOP. An increase of $50,000 in other general and administrative expenses relates principally to increased costs of operations as a publicly owned company and to costs incurred to achieve growth and expansion of services to customers.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.6% and 36.9% for the quarters ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses First Federal's ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company's primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds include increases in deposits and advances from the FHLB of Atlanta.

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At September 30, 1998, First Federal's liquidity, as measured for regulatory purposes, was 13.8%, or $4.5 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 1998, First Federal's level of capital substantially exceeded all applicable requirements.

THE YEAR 2000

The Year 2000 issue confronting the Company and its suppliers, customers, customers' suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year, without considering the upcoming change in the century. Monitoring and managing the Year 2000 project will result in additional direct costs. Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 matter will be mitigated without causing a material adverse impact on operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Relations with third parties in which electronic data is exchanged exposes the Company to some risk of loss in the event the other party makes a mistake or is unable to perform. In the Year 2000 context, the Company is working to identify where such exposure may exist and is in the process of developing contingency plans in order to minimize risk of loss due to third parties' Year 2000 vulnerabilities. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. The full cost for becoming Year 2000 compliant has not been determined; however, management believes it will not be material to the Company's financial statements.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              (27)  Financial data schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GREAT PEE DEE BANCORP, INC.


Date:   November 9, 1998           By:  /s/ Herbert W. Watts
                                        ---------------------------------------
                                        Herbert W. Watts
                                        Chief Executive Officer



Date:   November 9, 1998           By:  /s/ Johnnie L. Craft
                                        ---------------------------------------
                                        Johnnie L. Craft
                                        Chief Financial Officer