Form 10QSB
period 1998-12-31
GREAT PEE DEE BANCORP INC
filed 1999-02-11
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

             For the transition period ended ____________________


                       COMMISSION FILE NUMBER    0-23521
                                              -------------


                          GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             DELAWARE                                       56-2050592
-----------------------------------               ------------------------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification Number)


                     515 MARKET STREET, CHERAW, SC  29520
--------------------------------------------------------------------------------
                    (Address of principal executive office)


                                (843) 537-7656
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES X          NO ___
        ---
As of February 5, 1999, 2,214,617 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 13 pages.

                                                                                        Page No.
                                                                                        --------
PART L.   FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Financial Condition
            December 31, 1998 and June 30, 1998.......................................      3

            Consolidated Statements of Operations
            Three Months and Six Months Ended December 31, 1998 and 1997..............      4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1998 and 1997...............................      5

            Notes to Consolidated Financial Statements................................      6

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS..................................................................      8

PART II.  OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K..................................      12

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                    December 31,
                                                                       1998      June 30,
                                                                    (Unaudited)    1998*
                                                                    -----------  ---------
                                                                        (In Thousands)
ASSETS
Cash on hand and in banks                                              $   604    $   510
Interest-bearing balances in other banks                                 2,383      5,013
Federal funds sold                                                           -      1,400
Investment securities available for sale, at fair value                    362        200
Investment securities held to maturity, at amortized cost                3,569      3,341
Loans receivable, net                                                   60,475     56,768
Accrued interest receivable                                                314        278
Premises and equipment, net                                                676        212
Stock in the Federal Home Loan Bank, at cost                               495        495
Real estate acquired in settlement of loans                                  9          9
Other assets                                                               204        174
                                                                       -------    -------

TOTAL ASSETS                                                           $69,091    $68,400
                                                                       =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                                     $37,988    $36,663
  Accrued interest payable                                                  67         69
  Advance payments by borrowers for property taxes and insurance            50         62
  Accrued expenses and other liabilities                                    27        131
                                                                       -------    -------

TOTAL LIABILITIES                                                       38,132     36,925
                                                                       -------    -------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
  authorized, no shares issued and outstanding                               -          -
 Common stock, $.01 par value, 3,600,000
  shares authorized; 2,202,125 shares issued                                22         22
  Additional paid in capital                                            21,293     21,293
  ESOP loan receivable                                                  (1,622)    (1,682)
  Retained earnings, substantially restricted                           12,032     11,842
                                                                       -------    -------
                                                                        31,725     31,475
  Cost of 58,700 shares of common stock held
   by the Company in treasury                                             (766)         -
                                                                       -------    -------

TOTAL STOCKHOLDERS' EQUITY                                              30,959     31,475
                                                                       -------    -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                   $69,091    $68,400
                                                                       =======    =======

* Derived from audited financial statements

See accompanying notes.

                  GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Three Months Ended         Six Months Ended
                                                              December 31,               December 31,
                                                           ------------------        ------------------
                                                              1998     1997             1998      1997
                                                           --------- --------        --------- --------
                                                              (In thousands, except per share data)
INTEREST INCOME
 Loans                                                     $    1,129  $1,080        $    2,228  $2,137
 Investments                                                       69      36               133      72
 Deposits in other banks and federal funds sold                    45      86               130     133
                                                           ----------  ------        ----------  ------

    TOTAL INTEREST INCOME                                       1,243   1,202             2,491   2,342
                                                           ----------  ------        ----------  ------

INTEREST EXPENSE
 Deposit accounts                                                 486     640               976   1,264
 Borrowed funds                                                     -      28                 -      65
                                                           ----------  ------        ----------  ------

    TOTAL INTEREST EXPENSE                                        486     668               976   1,329
                                                           ----------  ------        ----------  ------

    NET INTEREST INCOME                                           757     534             1,515   1,013

PROVISION FOR LOAN LOSSES                                          48      15                96      15
                                                           ----------  ------        ----------  ------

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                     709     519             1,419     998
                                                           ----------  ------        ----------  ------

OTHER INCOME                                                       24       6                32      16
                                                           ----------  ------        ----------  ------

GENERAL AND ADMINISTRATIVE EXPENSES
 Personnel costs                                                  162     173               303     266
 Occupancy                                                         27      25                47      36
 Deposit insurance premiums                                         5       7                11      15
 Other                                                            106     244               197     285
                                                           ----------  ------        ----------  ------

    TOTAL GENERAL AND
    ADMINISTRATIVE EXPENSES                                       300     449               558     602
                                                           ----------  ------        ----------  ------

   INCOME BEFORE INCOME TAXES                                     433      76               893     412

PROVISION FOR INCOME TAXES                                        167      30               340     154
                                                           ----------  ------        ----------  ------

    NET INCOME                                             $      266  $   46        $      553  $  258
                                                           ==========  ======        ==========  ======

NET INCOME PER COMMON SHARE
 Basic and diluted                                         $     0.13  $    -        $     0.27  $    -
                                                           ==========  ======        ==========  ======

 Weighted average common shares
  outstanding                                               2,007,154       -         2,021,117       -
                                                           ==========  ======        ==========  ======

CASH DIVIDEND PER SHARE                                    $     0.09  $    -        $     0.18  $    -
                                                           ==========  ======        ==========  ======

See accompanying notes.

                   GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                Six Months Ended
                                                                                                   December 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------   ---------
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                    $   553   $    258
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                     23          8
   Provision for loan losses                                                                        96         15
   Release of ESOP shares                                                                           60
   Change in assets and liabilities:
    (Increase) decrease in accrued interest receivable                                             (36)        36
    Decrease in accrued interest payable                                                            (2)       (32)
    Other                                                                                         (134)       595
                                                                                               -------   --------
                                                                 NET CASH PROVIDED BY
                                                                 OPERATING ACTIVITIES              560        880
                                                                                               -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing balances in other banks                             2,630     (8,732)
 (Increase) decrease in federal funds sold                                                       1,400     (1,200)
 Purchases of:
  Available for sale investment securities                                                        (162)         -
  Held to maturity investment securities                                                          (228)      (600)
 Proceeds from sales, maturities and calls of:
  Held to maturity investment securities                                                             -          6
 Net increase in loans                                                                          (3,803)    (1,143)
 Purchases of property and equipment                                                              (487)        (4)
                                                                                               -------   --------
                                                                 NET CASH USED BY
                                                                 INVESTING ACTIVITIES             (650)   (11,673)
                                                                                               -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits                                                        856     (1,259)
 Net increase (decrease) in certificate accounts                                                   469     (6,114)
 Decrease in FHLB advances                                                                           -     (1,250)
 Decrease in advances from borrowers                                                               (12)       (13)
 Net proceeds from issuance of common stock                                                          -     21,074
 Loan to ESOP for purchase of common stock                                                           -     (1,745)
 Purchase of treasury stock                                                                       (766)         -
 Dividends paid                                                                                   (363)         -
                                                                                               -------   --------
                                                                 NET CASH PROVIDED BY
                                                                 FINANCING ACTIVITIES              184     10,693
                                                                                               -------   --------
                                                                 NET INCREASE (DECREASE) IN
                                                                 CASH ON HAND AND IN BANKS          94       (100)

CASH ON HAND AND IN BANKS, BEGINNING                                                               510        222
                                                                                               -------   --------

CASH ON HAND AND IN BANKS, ENDING                                                              $   604   $    122
                                                                                               =======   ========

See accompanying notes.

                   GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A-BASIS OF PRESENTATION


In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.


The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B-NET INCOME PER SHARE


Net income per share is presented for periods subsequent to the closing of the Company's stock offering on December 31, 1997. Net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, ESOP shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. No potentially dilutive securities were outstanding during the three and six months ended December 31, 1998.


NOTE C-COMPREHENSIVE INCOME


On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after July 1, 1998. Comparative financial statements for earlier periods are required to reflect retroactive application of this statement. For the three and six months ended December 31, 1998 and 1997, the Company has no items of other comprehensive income. Accordingly, comprehensive income was the same as net income for each period.

NOTE D-STOCK REPURCHASE PLAN


On September 1, 1998, the Company's Board of Directors adopted a stock repurchase plan under which the Company is authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at times deemed appropriate. Under the plan, the Company could repurchase up to 5% of the outstanding common stock, or 110,106 shares. During the six months ended December 31, 1998, the Company repurchased 58,700 shares of its common stock at an aggregate cost of $766,000. Such shares are held as treasury stock at December 31, 1998.



NOTE E-RECOGNITION AND RETENTION PLAN AND STOCK OPTION PLAN


At the Company's first annual meeting of stockholders, held on January 7, 1999, the Company's stockholders approved the Great Pee Bancorp, Inc. 1998 Stock Option Plan (the "SOP") and the 1998 Recognition and Retention Plan (the "RRP). As was fully described in the related Notice of Annual Meeting and Proxy Statement, under the SOP, 220,213 shares of the Company's common stock have been reserved for issuance pursuant to exercise of options to be granted thereunder to officers, directors and key employees. Under the RRP, 88,085 shares of common stock were reserved for issuance to key officers and directors. Upon approval of the SOP and RRP at the annual meeting, 76,192 shares of common stock were granted under the RRP, and options for the purchase of 190,484 shares of common stock were issued under the SOP. The Company anticipates that no compensation costs will be incurred in connection with the grant of options under the SOP. Based upon the per share fair value of $12 per share on the date the RRP shares were granted, the Company expects to recognize compensation costs of $914,000 over the vesting period of the RRP shares granted. The Company intends to include such compensation costs in operations as rapidly as is permissible, which will result in the recognition of costs of $537,000 during the six months ending June 30, 1999, and costs of $241,000, $106,000 and $30,000 during the years ending June 30, 2000, 2001 and 2002, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

The Company's total assets increased by $691,000 during the six months ended December 31, 1998, from $68.4 million at June 30, 1998 to $69.1 million at the period end. During the six months, reductions of $2.6 million and $1.4 million, respectively, in interest-bearing balances in other banks and federal funds sold were the principal sources of funding for an increase of $3.7 million in loans receivable, which grew from $56.8 million at the beginning of the period to $60.5 million at period end. Total stockholders' equity was $31.0 million at December 31, 1998 as compared with $31.5 million at June 30, 1998, a decrease of $516,000 which resulted principally from net income of $553,000 for the six months, regular quarterly dividends aggregating $363,000 or $.18 per share and the purchase of 58,700 treasury shares at an aggregate cost of $766,000. At December 31, 1998, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net Income. Net income for the quarter ended December 31, 1998 was $266,000, or $.13 per share, as compared with net income of $46,000 for the three months ended December 31, 1997, an increase of $220,000. This increase in net income resulted principally from an increase of $223,000 in net interest income which was partially offset by an increase of $33,000 in the provision for loan losses, and from a decrease of $149,000 in general and administrative expenses. Concurrently with the closing of the Company's initial public stock offering on December 31, 1997, the Company contributed common stock with a value of $200,000 to its charitable foundation, resulting in a charge to operations of that amount during the quarter ended December 31, 1997.

Net Interest Income. Net interest income for the quarter ended December 31, 1998 was $757,000 as compared with $534,000 during the quarter ended December 31, 1997, an increase of $223,000. The Company received a significant infusion of capital and liquidity with the closing of its conversion offering on December 31, 1997 that generated net proceeds of $21.1 million. By the end of the current quarter, all proceeds had been used either to fund loan growth, fund withdrawals and maturities of interest-bearing customer deposits or to repay borrowings. As a result, total interest income increased by $41,000 and total interest expense decreased by $182,000 during the quarter ended December 31, 1998 as compared with the quarter ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses was $48,000 and $15,000 for the quarters ended December 31, 1998 and 1997, respectively. Net loan charge-offs were $4,000 during the quarter ended December 31, 1998, while there were no net loan charge-offs during the quarter ended December 31, 1997. At December 31, 1998, nonaccrual loans aggregated $385,000 while the allowance for loan losses stood at $446,000.

General and Administrative Expenses. General and administrative expenses decreased to $300,000 during the quarter ended December 31, 1998 as compared with $449,000 for the quarter ended December 31, 1997, an decrease of $149,000. The reduction in the costs of charitable contributions described under the caption "Net Income" was partially offset by an increase of $62,000 in other general and administrative expenses that relate principally to increased costs of operations as a publicly owned company and to costs incurred to achieve growth and expansion of services to customers.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.6% and 39.5% for the quarters ended December 31, 1998 and 1997, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net Income. Net income for the six months ended December 31, 1998 was $553,000, or $.27 per share, as compared with net income of $258,000 for the six months ended December 31, 1997, an increase of $295,000. This increase in net income resulted principally from an increase of $502,000 in net interest income which was partially offset by an increase of $81,000 in the provision for loan losses, and from a decrease of $44,000 in general and administrative expenses.

Net Interest Income. Net interest income for the six months December 31, 1998 was $1.5 million as compared with $1.0 million during the six months ended December 31, 1997, an increase of $502,000. The Company received a significant infusion of capital and liquidity with the closing of its conversion offering on December 31, 1997 that generated net proceeds of $21.1 million. The proceeds have been used either to fund loan growth, fund withdrawals and maturities of interest-bearing customer deposits or to repay borrowings. As a result, total interest income increased by $149,000 and total interest expense decreased by $353,000 during the six months ended December 31, 1998 as compared with the six months ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses was $96,000 and $15,000 for the six months ended December 31, 1998 and 1997, respectively. Net loan charge-offs were $4,000 during the six months ended December 31, 1998, while there were no net loan charge-offs during the six months ended December 31, 1997.

General and Administrative Expenses. General and administrative expenses decreased to $558,000 during the six months ended December 31, 1998 as compared with $602,000 for the six months ended December 31, 1997, an decrease of $44,000. The $200,000 reduction in the costs of charitable contributions previously described was partially offset by an increase of $37,000 in personnel costs relating principally to the higher costs of the Company's ESOP, and to increases of $11,000 and $112,000, respectively, in occupancy costs and in other general and administrative expenses relating principally to increased costs of operations as a publicly owned company and to costs incurred to achieve growth and expansion of services to customers.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.1% and 37.4% for the six months ended December 31, 1998 and 1997, respectively.


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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1998, First Federal's liquidity, as measured for regulatory purposes, was 11.2%, or $3.3 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 1998, First Federal's level of capital substantially exceeded all applicable requirements.

YEAR 2000 COMPLIANCE ISSUES

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities is planned for early 1999. The Company is also developing contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly rely will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $175,000, including capital expenditures of approximately $141,000 and other expenses of approximately $34,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits.

               (27)  Financial data schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GREAT PEE DEE BANCORP, INC.



Date:   February 5, 1999      By: /s/ Herbert W. Watts
                                  --------------------
                                  Herbert W. Watts
                                  Chief Executive Officer


Date:   February 5, 1999      By: /s/ Johnnie L. Craft
                                  --------------------
                                  Johnnie L. Craft
                                  Chief Financial Officer