Form 10QSB
period 1999-03-31
GREAT PEE DEE BANCORP INC
filed 1999-05-11
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999


                  [    ]  Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                     --------------------------------------

                      Commission File Number    0-23521
                                              -------------


                          GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                      56-2050592
------------------------------------          ----------------------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                    Identification Number)


                     515 MARKET STREET, CHERAW, SC  29520
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
Yes   X        NO
    -----         -----

As of May 5, 1999, 2,139,817 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 13 pages.

                                                                        Page No.
                                                                        --------
Part l.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 1999 and June 30, 1998.............................   3

             Consolidated Statements of Operations
             Three Months and Nine Months Ended March 31, 1999 and 1998...   4

             Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1999 and 1998....................   5

             Notes to Consolidated Financial Statements...................   6

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   8

Part II.   Other Information

             Item 4. Submission of Matters to a Vote of Security Holders..  12

             Item 6. Exhibits and Reports on Form 8-K.....................  12

Part l. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
================================================================================

                                                                              March 31,
                                                                                1999       June 30,
ASSETS                                                                       (Unaudited)     1998*
                                                                             -----------   ---------
                                                                                 (In Thousands)
Cash on hand and in banks                                                       $   745     $   510
Interest-bearing balances in other banks                                            378       5,013
Federal funds sold                                                                    -       1,400
Investment securities available for sale, at fair value                             469         200
Investment securities held to maturity, at amortized cost                         3,600       3,341
Loans receivable, net                                                            63,074      56,768
Accrued interest receivable                                                         316         278
Premises and equipment, net                                                         706         212
Stock in the Federal Home Loan Bank, at cost                                        534         495
Real estate acquired in settlement of loans                                           9           9
Other assets                                                                        287         174
                                                                                -------     -------

                                                                TOTAL ASSETS    $70,118     $68,400
                                                                                =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                                              $39,737     $36,663
  Accrued interest payable                                                           62          69
  Advance payments by borrowers for property taxes and insurance                     50          62
  Accrued expenses and other liabilities                                             32         131
                                                                                -------     -------

                                                           TOTAL LIABILITIES     39,881      36,925
                                                                                -------     -------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
  authorized, no shares issued and outstanding                                        -           -
 Common stock, $.01 par value, 3,600,000
  shares authorized; 2,224,617 and 2,202,125 shares, respectively, issued            22          22
 Additional paid in capital                                                      21,510      21,293
 ESOP loan receivable and unearned compensation                                  (2,237)     (1,682)
 Retained earnings, substantially restricted                                     11,991      11,842
                                                                                -------     -------
                                                                                 31,286      31,475
 Cost of 79,600 shares of common stock held
  by the Company in treasury                                                     (1,049)          -
                                                                                -------     -------

                                                  TOTAL STOCKHOLDERS' EQUITY     30,237      31,475
                                                                                -------     -------

                                                       TOTAL LIABILITIES AND
                                                        STOCKHOLDERS' EQUITY    $70,118     $68,400
                                                                                =======     =======

* Derived from audited financial statements

See accompanying notes.

                  Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                                           Three Months Ended                 Nine Months Ended
                                                                 March 31,                       March 31,
                                                     -------------------------------   -------------------------------
                                                            1999             1998            1999             1998
                                                     ------------------   ----------   -----------------   ----------
                                                                 (In Thousands Except Per Share Amounts)
INTEREST INCOME
 Loans                                                       $    1,169   $    1,078          $    3,397   $    3,215
 Investments                                                         66           51                 199          123
 Deposits in other banks and federal funds sold                      24          194                 154          326
                                                             ----------   ----------          ----------   ----------

                             TOTAL INTEREST INCOME                1,259        1,323               3,750        3,664
                                                             ----------   ----------          ----------   ----------

INTEREST EXPENSE
 Savings deposits                                                   480          504               1,456        1,768
 Borrowed funds                                                       -           15                   -           80
                                                             ----------   ----------          ----------   ----------

                            TOTAL INTEREST EXPENSE                  480          519               1,456        1,848
                                                             ----------   ----------          ----------   ----------

                               NET INTEREST INCOME                  779          804               2,294        1,816

PROVISION FOR LOAN LOSSES                                             -           24                  96           39
                                                             ----------   ----------          ----------   ----------

                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES                  779          780               2,198        1,777
                                                             ----------   ----------          ----------   ----------

OTHER INCOME                                                         13            7                  45           23
                                                             ----------   ----------          ----------   ----------

GENERAL AND ADMINISTRATIVE EXPENSES
 Personnel costs                                                    433          121                 736          388
 Occupancy                                                           25           13                  72           48
 Deposit insurance premiums                                           6            7                  17           22
 Other                                                               98           88                 295          373
                                                             ----------   ----------          ----------   ----------

                                 TOTAL GENERAL AND
                           ADMINISTRATIVE EXPENSES                  562          229               1,120          831
                                                             ----------   ----------          ----------   ----------

                        INCOME BEFORE INCOME TAXES                  230          558               1,123          969

PROVISION FOR INCOME TAXES                                           89          217                 429          371
                                                             ----------   ----------          ----------   ----------

                                        NET INCOME           $      141   $      341          $      694   $      598
                                                             ==========   ==========          ==========   ==========

NET INCOME PER SHARE
 Basic                                                             $.07         $.17                $.34         $.17
 Assuming dilution                                                  .07          .17                 .34          .17

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                        2,034,971    2,007,154           2,027,132    2,021,117
 Assuming dilution                                            2,043,465    2,007,154           2,029,922    2,021,117

CASH DIVIDEND PER SHARE                                            $.09   $        -                $.27   $        -

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1999        1998
                                                                                        ----------   --------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                               $   694    $   598
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                38         11
   Provision for loan losses                                                                   96         39
   Release of ESOP shares                                                                      91         36
   Amortization of stock awards under recognition
    and retention plan                                                                        269          -
   Contribution of common stock to charitable foundation                                        -        200
   Change in assets and liabilities:
    Increase in accrued interest receivable                                                   (38)       (69)
    Decrease in accrued interest payable                                                       (7)       (32)
    Other                                                                                    (212)       149
                                                                                          -------    -------
                                                                 NET CASH PROVIDED BY
                                                                 OPERATING ACTIVITIES         931        932
                                                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in interest-bearing balances in other banks                            4,635     (4,948)
 (Increase) decrease in federal funds sold                                                  1,400       (900)
 Purchases of:
  Available for sale investment securities                                                   (269)         -
  Held to maturity investment securities                                                     (900)    (2,135)
 Proceeds from sales, maturities and calls of:
  Held to maturity investment securities                                                      641        912
 Net increase in loans                                                                     (6,402)    (1,822)
 Purchases of property and equipment                                                         (532)        (5)
 Purchase of stock in FHLB of Atlanta                                                         (39)       (10)
                                                                                          -------    -------

                                                                        NET CASH USED
                                                              BY INVESTING ACTIVITIES      (1,466)    (8,908)
                                                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits                                                 2,502     (1,335)
 Net increase (decrease) in certificate accounts                                              572     (7,983)
 Decrease in FHLB advances                                                                      -     (2,150)
 Decrease in advances from borrowers                                                          (12)        (6)
 Net proceeds from issuance of common stock                                                     -     21,074
 Loan to ESOP for purchase of common stock                                                      -     (1,745)
 Purchase of treasury stock                                                                (1,746)         -
 Cash dividends paid                                                                         (546)         -
                                                                                          -------    -------
                                                                    NET CASH PROVIDED
                                                              BY FINANCING ACTIVITIES         770      7,855
                                                                                          -------    -------
                                                           NET INCREASE (DECREASE) IN
                                                            CASH ON HAND AND IN BANKS         235       (121)

CASH ON HAND AND IN BANKS, BEGINNING                                                          510        222
                                                                                          -------    -------
                                                    CASH ON HAND AND IN BANKS, ENDING     $   745    $   101
                                                                                          =======    =======

See accompanying notes.

                  Great Pee Dee Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Net income per share is presented for periods subsequent to the closing of the Company's stock offering on December 31, 1997. Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, ESOP shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released.

Diluted net income per share reflects the dilutive effects of unearned recognition and retention shares and outstanding common stock options.


NOTE C - COMPREHENSIVE INCOME

For the three and nine months ended March 31, 1999 and 1998, the Company has no items of other comprehensive income. Accordingly, comprehensive income was the same as net income for each period.

NOTE D - STOCK REPURCHASE PLAN

On September 1, 1998, the Company's Board of Directors adopted a stock repurchase plan under which the Company is authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at times deemed appropriate. Under the plan, the Company could repurchase up to 5% of the outstanding common stock, or 110,106 shares. During the nine months ended March 31, 1999, the Company repurchased 133,300 shares of its common stock at an aggregate cost of $1,746,000, of which 53,700 were reissued as grants under the RRP and 79,600 are held as treasury stock at March 31, 1999.

NOTE E - RECOGNITION AND RETENTION PLAN AND STOCK OPTION PLAN

At the Company's first annual meeting of stockholders, held on January 7, 1999, the Company's stockholders approved the Great Pee Bancorp, Inc. 1998 Stock Option Plan (the "SOP") and the 1998 Recognition and Retention Plan (the "RRP). As was fully described in the related Notice of Annual Meeting and Proxy Statement, under the SOP, 220,213 shares of the Company's common stock have been reserved for issuance pursuant to exercise of options to be granted thereunder to officers, directors and key employees. Under the RRP, 88,085 shares of common stock were reserved for issuance to key officers and directors. Upon approval of the SOP and RRP at the annual meeting, 76,192 shares of common stock were granted under the RRP, and options for the purchase of 190,484 shares of common stock were issued under the SOP. The Company anticipates that no compensation costs will be incurred in connection with the grant of options under the SOP. Based upon the per share fair value of $12 per share on the date the RRP shares were granted, the Company expects to recognize compensation costs of $914,000 over the vesting period of the RRP shares granted. The Company intends to include such compensation costs in operations as rapidly as is permissible, which will result in the recognition of costs of $537,000 during the last six months of its fiscal year ending June 30, 1999, and costs of $241,000, $106,000 and $30,000 during the years ending June 30, 2000, 2001 and 2002, respectively. The Company recognized costs of $269,000 during the three months ended March 31, 1999, and it will recognize additional costs of $268,000 during the three months ending June 30, 1999.

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

Comparison of Financial Condition at March 31, 1999 and June 30, 1998

The Company's total assets increased by $1.7 million during the nine months ended March 31, 1999, from $68.4 million at June 30, 1998 to $70.1 million at the period end. During the nine months, reductions of $4.6 million and $1.4 million, respectively, in interest-bearing balances in other banks and federal funds sold were the principal sources of funding for an increase of $6.3 million in loans receivable, which grew from $56.8 million at the beginning of the period to $63.0 million at period end. In addition, during the quarter ended March 31, 1999, the Bank purchased for $275,000 a commercial lot located on Highway 9 West in Cheraw for future development of another full service banking facility. Total stockholders' equity was $30.2 million at March 31, 1999 as compared with $31.5 million at June 30, 1998, a decrease of $1.2 million which resulted principally from net income of $694,000 for the nine months, regular quarterly dividends aggregating $546,000 or $.27 per share and the purchase of treasury sstock at an aggregate cost of $1.7 million. At March 31, 1999, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998

Net Income. Net income for the quarter ended March 31, 1999 was $141,000, or $.07 per share, as compared with net income of $341,000, or $.17 per share, for the three months ended March 31, 1998, a decrease of $200,000 or $.10 per share. This decrease resulted principally from the recognition during the current quarter of costs of $269,000 associated with the Recognition and Retention Plan which was approved by the Company's shareholders at the January 7, 1999 shareholders' meeting (see Note E to the financial statements).

Net Interest Income. Net interest income for the quarter ended March 31, 1999 was $779,000 as compared with $804,000 during the quarter ended March 31, 1998, a decrease of $25,000 relating principally to a slight decline in yields on interest earning assets and a decline in the average balance of net interest-earning assets during the current quarter as compared with the corresponding quarter of the previous fiscal year. As a result of a slight downward trend in interest rates, the weighted average yield earned on loans receivable during the current quarter was 22 basis points lower than that earned during the three months ended March 31, 1998, resulting in reduction in interest income of approximately $33,000. In addition, principally as a result of the use of funds for the purchase of real property and for the purchase of treasury stock, average net interest-earning assets during the current quarter were approximately $600,000 less than a year ago, further contributing to the decrease in net interest income.

Provision for Loan Losses. There was no provision for loan losses made during the quarter ended March 31, 1999, as compared with a provision of $24,000 for the quarter ended March 31, 1998. There were no net loan charge-offs during the quarter ended March 31, 1999. At March 31, 1999, nonaccrual loans aggregated $177,000 while the allowance for loan losses stood at $446,000.

General and Administrative Expenses. General and administrative expenses increased to $562,000 during the quarter ended March 31, 1999 as compared with $229,000 for the quarter ended March 31, 1998, an increase of $333,000. Direct costs of $269,000 relating to the adoption and implementation of the Company's RRP were the largest single component of this overall expense increase. Additional payroll taxes, an occupancy expense increase of $12,000 relating principally to renovation of the Bank's office facilities also contributed to the higher overall level of non-interest expenses.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.7% and 38.9% for the quarters ended March 31, 1999 and 1998, respectively.

Comparison of Results of Operations for the Nine Months Ended March 31, 1999 and 1998

Net Income. Net income for the nine months ended March 31, 1999 was $694,000, or $.34 per share, as compared with net income of $598,000 for the nine months ended March 31, 1998, an increase of $96,000. This increase in net income resulted principally from an increase of $478,000 in net interest income which was largely offset by increases of $289,000 and $57,000, respectively, in general and administrative expenses and the provision for loan losses.

Net Interest Income. Net interest income for the nine months March 31, 1999 was $2.3 million as compared with $1.8 million during the nine months ended March 31, 1998, an increase of $478,000. The Company received a significant infusion of capital and liquidity with the closing of its conversion offering on December 31, 1997 that generated net proceeds of $21.1 million. The proceeds have been used either to fund loan growth, fund withdrawals and maturities of interest-bearing customer deposits or to repay borrowings. As a result, total interest income increased by $86,000 and total interest expense decreased by $392,000 during the nine months ended March 31, 1999 as compared with the nine months ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses was $96,000 and $39,000 for the nine months ended March 31, 1999 and 1998, respectively. Net loan charge-offs were $4,000 during the nine months ended March 31, 1999, while there were no net loan charge-offs during the nine months ended March 31, 1998.

General and Administrative Expenses. General and administrative expenses increased to $1.1 million during the nine months ended March 31, 1999 as compared with $831,000 for the nine months ended March 31, 1998, an increase of $289,000. Concurrent with the closing of the sale of its common stock on December 31, 1997, the Company contributed $200,000 of its common stock to a charitable foundation, and that amount is included in other general and administrative expenses for the nine months ended March 31, 1998. No such contribution was made during the current fiscal period. This reduction in the costs of charitable contributions described was more than offset by an increase of $348,000 in personnel costs relating principally to costs incurred under the RRP and to the higher costs of the Company's ESOP, and to increases of

$24,000 and $122,000, respectively, in occupancy costs and in other general and administrative expenses relating principally to increased costs of operations as a publicly owned company and to costs incurred to achieve growth and expansion of services to customers.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.2% and 38.3% for the nine months ended March 31, 1999 and 1998, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 1999, First Federal's liquidity, as measured for regulatory purposes, was 9.9%, or $1.8 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 1999, First Federal's level of capital substantially exceeded all applicable requirements.

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

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on January 7, 1999. Of 2,173,425 shares entitled to vote at the meeting, 1,903,337 voted. The following matters were voted on at the meeting:

1.   Election of  Two Directors

     Henry P. Duvall, IV and John S. Long were each elected as director with at least 1,844,933 or 97% of the shares voted.

2.   Approval of the Great Pee Dee Bancorp, Inc. 1998 Stock Option Plan

     Approved with 1,657,744 or 87% of the shares voted.

3.   Approval of the Great Pee Dee Bancorp, Inc. 1998 Recognition and Retention
     Plan

     Approved with 1,661,937 or 87% of the shares voted.

4. Ratification of Dixon Odom PLLC as independent auditors for the fiscal year ending June 30, 1999.

     Ratified with 1,864,690 or 98% of the shares voted.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         (27)  Financial data schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GREAT PEE DEE BANCORP, INC.


Date:   May 5, 1999                      By:   /s/ Herbert W. Watts
                                               ---------------------------------
                                               Herbert W. Watts
                                               Chief Executive Officer



Date:   May 5, 1999                      By:   /s/ Johnnie L. Craft
                                               --------------------
                                               Johnnie L. Craft
                                               Chief Financial Officer