Form 10KSB
period 1999-06-30
GREAT PEE DEE BANCORP INC
filed 1999-09-28
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

     For the fiscal year ended June 30, 1999
                               -------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

     For the transition period from ______ to _______.


                         Commission file number: 0-23521
                                                ---------


                           Great Pee Dee Bancorp, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Delaware                               56-2050592
 -------------------------------       ----------------------------------
 (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)

       515 Market Street
     Cheraw, South Carolina                          29520
  ---------------------------                      ----------
  (Address of Principal Executive                  (Zip Code)
           Offices)

Securities registered under Section 12(b) of the Exchange Act: None
                                                              ------


Securities registered under Section 12(g)
  of the Exchange Act: Common Stock par value $.01 per share
                      --------------------------------------
                                 (Title of Class)

                                 (843) 537-7656
                              --------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No
    -----                  -----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The Issuer's revenues for the fiscal year ended June 30, 1999 were $5,151,802.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on June 30, 1999 was approximately $21,734,030.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 1999 was 2,085,953.

         Documents Incorporated by Reference

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.
II. Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 1999 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

                                     PART I

Item 1.       Business
-------       --------

     Great Pee Dee Bancorp, Inc. (the "Company") was organized in September, 1997 at the direction of the Board of Directors of First Federal Savings and Loan Association of Cheraw (the "Association"), for the purpose of acquiring all of the capital stock to be issued by the Association in the conversion of the Association from the mutual to the stock form of organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision ("OTS") to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of December 31, 1997, the Company issued 2,182,125 shares of Common Stock, and received all of the proceeds of the offering, or $21.8 million ($10.6 million of the proceeds was transferred to the Association in exchange for the capital stock of the Association). In connection with the Conversion, the Company loaned approximately $1,745,700 to the Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust ("ESOP") to enable the ESOP to purchase 174,570 shares of the Company's Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Association.

              The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Association. At June 30, 1999 the assets of the Company consisted of its ownership of the capital stock of the Association, the loan to the ESOP, an interest-bearing note receivable from the Association of $5.9 million, and $450,000 of investment securities. The Association is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. At June 30, 1999, the Company had consolidated total assets of $72.6 million, total deposits of $41.3 million, and stockholders' equity of $29.8 million.

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

              The Association believes that it has developed a reputation among its loyal customer base because of the commitment to personal service and because of strong support of the local community. The Association offers a number of financial services including: (i) residential real estate loans; (ii) construction loans; (iii) commercial real estate loans; (iv) home improvement loans; (v) money market demand accounts ("MMDAs"); (vi) passbook savings accounts; (vii) checking accounts; (viii) full banking services; and (ix) certificates of deposit.

Lending Activities

              The Association has historically concentrated lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of loan origination activities, representing $55.4 million or 86.0% of the total loan portfolio at June 30, 1999. The Association also offers commercial real estate loans, construction loans and consumer loans. Loans secured by commercial real estate totaled approximately $5.2 million or 8.0% of the total loan portfolio at June 30, 1999. Construction loans totaled approximately $4.2 million or 6.5% of total loans as of June 30,1999. Home improvement loans totaled $1.5 million, or 2.4% of the total loan portfolio at June 30, 1999.

              Loan Portfolio Data. The following table sets forth the composition of loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                               At June 30,
                                                               -------------------------------------------
                                                                     1999                      1998
                                                                     ----                      ----
                                                               Amount   Percent          Amount   Percent
                                                               ------   -------          ------   -------
                                                                           (Dollars in Thousands)
Type of loan:
  Real estate loans:
   One- to four-family residential...................         $55,385      85.99%       $50,900      89.66%
   Commercial........................................           5,159       8.01          3,153       5.55
   Construction......................................           4,185       6.49          3,759       6.62
   Home improvement loans............................           1,534       2.38          1,325       2.34
                                                              -------    -------        -------    -------
      Total real estate loans........................          66,263     102.87         59,137     104.17

Other loans:
   Commercial........................................             272       0.43             --         --
   Consumer..........................................             279       0.43             --         --
   Loans secured by deposits.........................             263       0.41             326       0.58
                                                              -------    -------        --------   --------
      Total other loans..............................             814       1.27             326       0.58

  Total loans........................................          67,077     104.14          59,463     104.75

Less:
   Construction loans in process.....................           2,018       3.13           2,161        3.81
   Allowance for losses..............................             444       0.69             354        0.62
   Deferred loan origination fees, net of costs......             204       0.32             180        0.32
                                                              -------    -------         -------    --------
      Total, net.....................................         $64,411     100.00%        $56,768     100.00%
                                                              =======    =======         =======     ======


         The following table sets forth certain information at June 30, 1999, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Association expects that prepayments will cause actual maturities to be shorter.

                                                                    At June 30, 1999
                                          ---------------------------------------------------------------------
                                                         More Than      More Than
                                          1 Year         1 Year to     3 Years to       More Than
                                          or Less         3 Years        5 Years         5 Years         Total
                                          ---------    -----------     -----------    -----------        -----
                                                                       (In Thousands)
Real estate loans:
     Adjustable.......................  $  23,690      $   1,006       $      37      $     330      $  25,063
     Fixed............................      1,981          1,087           2,193         33,717         38,978
                                        ---------      ---------       ---------       --------       --------
         Total real estate loans......     25,671          2,093           2,230         34,047         64,041

Other loans...........................        271             62             193            288            814
                                        ---------      ----------      ---------      ---------      ---------
              Total loans.............     25,942          2,115           2,423         34,335         64,855
Less:
  Allowance for loan losses...........       (178)           (15)            (17)          (234)          (444)
                                         ---------     ----------       ---------      ---------      ---------
     Total............................    $25,764         $2,140          $2,406        $34,101        $64,411
                                          =======         ======          ======        =======        =======


         As of June 30, 1999, the dollar amount of all loans due after one year that have fixed interest rates was $37.0 million. None of the Association's loans with floating or adjustable interest rates are shown as being due after one year.

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

         The Association also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the cost of funds index ("COFI"). The COFI reacts to changes in market interest rates more slowly than other indices. Consequently, ARM loans may not fully reflect current market interest rates at the time they reprice. A substantial portion of the ARM loans in the portfolio at June 30, 1999 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

         ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30,1999, approximately 46.2% of one- to four-family residential loans had adjustable rates of interest.

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

         At June 30, 1999, approximately $55.4 million, or 86.0% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $271,000, or 0.42% of total loans (which were comprised of eight loans secured by one- to four-family properties), were included in non-performing assets as of that date.

         Commercial Real Estate Loans. At June 30, 1999, $5.2 million, or 8.0% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Association generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Association also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the COFI with maximum loan-to-value ratios of 80%. At June 30,1999, the largest commercial loan had a principal balance of $575,000 and was secured by a funeral home. On June 30, 1999, there were no commercial real estate loans included in nonperforming assets.

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

         Construction Loans. The Association offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis
(i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction the loan can be converted into permanent financing. At June 30, 1999, $4.2 million, or 6.5% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $202,000 on June 30, 1999 and was secured by a one- to four-family residence. None of the construction loans were included in non-performing assets on that date.

         Construction loans generally match the term of the construction contract and are written with interest calculated on the amount disbursed under the loan. The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan for a one-to four-family residence may be written with a maximum loan-to-value ratio of 95% with mortgage insurance. Inspections are made prior to any disbursement under a construction loan.

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

         Home Improvement Loans. At June 30, 1999, home improvement loans totaled $1.5 million, or 2.4% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 1999, three home improvement loans with an aggregate balance of $7,548 were included in non-performing assets.

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

         The Association generally requires appraisals on all real property securing loans and requiring an attorney's opinion and a valid lien on mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Association requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property securing its interest if the property is in a flood plain. The Association also generally requires private mortgage insurance for all residential mortgage loans with loan-to-value ratios of greater than 80%. The Association requires escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance. Mr. Watts and Mr. Long may approve loans up to $100,000. The Association's Loan Committee may approve loans up to $250,000 and any loan in excess of $250,000 must be approved by the Board of Directors.

         Underwriting standards for home improvement loans are intended to protect against some of the risks inherent in making home improvement loans. Borrower paying habits and financial strengths are important considerations.

         The Association's one-to-four family residential loan originations during the year ended June 30, 1999 totaled $17.4 million, compared to $13.0 million during the year ended June 30, 1998.

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

         Nonperforming Assets. At June 30, 1999, $304,000, or 0.41% of total assets, were nonperforming (nonperforming loans and non-accruing loans). At June 30, 1999, loans secured by real estate accounted for $271,000 of non performing assets. The Association had real estate owned ("REO") properties in the amount of $33,000 as of June 30, 1999.

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

                                                                                        At June 30,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                --------         ---------
                                                                                  (Dollars In Thousands)

Loans not accruing interest............................................         $  271           $   321
Accruing loans 90 days or more past due................................             --                --
   Total nonperforming loans...........................................            271               321
Foreclosed real estate.................................................             33                 9
                                                                                ------           -------
   Total nonperforming assets..........................................         $  304           $   330
                                                                                ======           =======
   Nonperforming assets to total assets................................           0.41%             0.48%
                                                                                ======           =======


         Interest on loans of $10,000 would have been reported for the year ended June 30,1999 if the non-performing loans summarized above had been current in accordance with their original terms. Interest totaling $12,000 was reported on nonperforming loans for the year ended June 30, 1999.

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

         At June 30, 1999, the aggregate amount of classified assets, and of general and specific loss allowances, were as follows:


                                                             Loan Loss
                                             Amount          Allowance
                                             ------          ---------
                                                  (In Thousands)
Classified loans receivable:
  Substandard.......................... $       502       $        126
  Doubtful.............................          --                 --
  Loss.................................          --                 --
                                               ----               ----
                                        $       502                126
                                                ===
General loss allowance.................                            318
                                                                   ---
Total allowance........................                    $       444

                                                                   ===


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

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years ended June 30, 1999, and 1998.

                                                                                        At June 30,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                --------         ---------
                                                                                  (Dollars In Thousands)
Balance at beginning of period.............................................     $  354           $   303
                                                                                ------           -------

Loans charged off:
  Real estate..............................................................          6                13
  Other....................................................................         --                --
                                                                                ------           -------

    Total loans charged-off................................................          6                13

Recoveries:
  Real estate..............................................................         --                --
  Other....................................................................         --                --
                                                                                ------           -------
    Total recoveries.......................................................         --                --
                                                                                ------           -------

Net loans charged-off......................................................          6                13
                                                                                ------           -------

Provision for loan losses..................................................         96                63
                                                                                ------           -------

Balance at end of period...................................................     $  444           $   354
                                                                                ======           =======

Ratio of net charge-offs to average loans outstanding during the period....       0.01%             0.02%
                                                                                ======           =======

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                                     At June 30,
                                                           -------------------------------------------------------------
                                                                         1999                            1998
                                                           ------------------------------   ----------------------------
                                                                     Percent of  Percent              Percent of  Percent
                                                           Amount of  Allowance  of Loans   Amount of  Allowance of Loans
                                                           Loan Loss  to Total   to Gross   Loan Loss  to Total  to Gross
                                                           Allowance  Allowance  Loans      Allowance  Allowance   Loans
                                                           ---------  ---------  --------   --------- ---------- ---------
                                                                               (Dollars in Thousands)
Real estate loans:
  One- to four-family residential.......................   $    257   57.89%     82.57%     $   230    65.04%    85.60%
  Commercial............................................         51   11.49       7.69           25     7.07      5.30
  Construction..........................................         10    2.25       6.24           25     7.07      6.32
  Home improvement loans................................          9    2.03       2.29           10     2.83      2.23
                                                           --------    ----     ------        -----  -------   -------
    Total real estate loans.............................        327   73.66      98.79          290    82.01     99.45

Other loans:
  Commercial..........................................            1   0.23        0.41           --       --       --
  Consumer............................................            1   0.23        0.41           --       --       --
  Loans secured by deposits...........................            1   0.23        0.39            1     0.28     0.55
Unallocated...........................................          114   25.65         --           62    17.71       --
                                                           --------   -----        ---        -----  -------     ----

    Total allowance for loan losses.....................   $    444   100.00%   100.00%      $  354   100.00%  100.00%
                                                           ========   ======    ======       ======  ======= ========

Investments

         The Association's investment portfolio consists of short-term U.S. Treasury and federal agency securities, interest earning deposits in other financial institutions, federal funds sold, and to a lesser extent mortgage back securities, marketable equity securities and FHLB stock. At June 30, 1999, approximately $5.3 million, or 7.3%, of total assets consisted of such investments. The Association had $726,000 in interest-earning deposits as of that date.

         The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                                                        At June 30,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                --------         ---------
                                                                                      (In Thousands)

Securities available for sale:
Marketable equity securities...........................................         $    450         $     200

Securities held to maturity:
U.S. government and agency securities..................................            3,600             3,300
Mortgage-backed securities.............................................               21                41
                                                                                --------         ---------
   Total securities held to maturity...................................            3,621             3,341

Interest-earning balances in other banks...............................              726             5,013
Federal Funds sold.....................................................               --             1,400
Federal Home Loan Bank Stock...........................................              524               495
                                                                                --------         ---------
   Total investments...................................................         $  5,321         $  10,449
                                                                                ========         =========


         At June 30, 1999, the market value of the Association's investment securities held to maturity totaled $3.6 million.

         The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1999.


                                                                                After One Year         After Five Years
                                                       One Year or Less       Through Five Years       Through Ten Years
                                                       ----------------       ------------------       ------------------
                                                       Carrying Average        Carrying   Average      Carrying   Average
                                                         Value   Yield           Value     Yield         Value     Yield
                                                         -----   -----           -----     -----         -----     -----
                                                                                                (Dollars in Thousands)
                  Securities available for sale:

                  Marketable equity securities.........    $   450     7.48%       $    --        --        $    --        --
                  Securities held to maturity:
                  U.S. government and agency securities         --       --          3,600      5.92%            --        --
                  Mortgage-backed securities...........         --       --             21      8.60             --        --

                  Other:
                  Interest-earning balances in other banks     726     5.75%            --        --             --        --
                  Federal Funds Sold...................         --       --             --        --             --        --
                  Federal Home Loan Bank Stock.........         --       --             --        --             --        --
                                                           -------                 -------                  -------
                       Total                               $ 1,176     6.41%       $ 3,621      5.94%       $    --        --%
                                                           =======                 =======                  =======


                                                                After Ten Years           Total
                                                                ----------------     ---------------
                                                                Carrying  Average    Carrying  Average
                                                                  Value    Yield       Value    Yield
                                                                  -----    -----       -----    -----


                  Securities available for sale:
                                                                 $   --       --     $   450     7.48%
                  Marketable equity securities.........
                  Securities held to maturity:                       --       --       3,600     5.92%
                  U.S. government and agency securities              --       --          21     8.60%
                  Mortgage-backed securities...........

                  Other:                                             --       --         726     5.75%
                  Interest-earning balances in other banks           --       --          --       --
                  Federal Funds Sold...................             524     7.75%        524     7.75%
                  Federal Home Loan Bank Stock.........          ------              -------
                                                                 $  524     7.75%    $ 5,321     6.22%
                       Total                                     ======              =======


Sources of Funds

         General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, the Association derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Atlanta may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

         Deposits. The Association attracts deposits principally from within Chesterfield County and Marlboro County through the offering of a selection of deposit instruments, including passbook accounts, checking accounts, money market accounts, fixed term certificates of deposit, individual retirement accounts and savings accounts. The Association does not actively solicit or advertise for deposits outside of Chesterfield County and adjacent Marlboro County, and substantially all of the depositors are residents of Chesterfield or Marlboro County. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Association does not pay broker fees for any deposits received.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Association to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Association believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 1999, 67.1% of deposit accounts were certificate of deposit accounts, of which $16.1 million have maturities of one year or less.

         Total deposits at June 30,1999 were approximately $41.3 million, compared to approximately $36.7 million at June 30, 1998. Deposit base is somewhat dependent upon the manufacturing sector of Chesterfield and Marlboro Counties. Although the manufacturing sector in Chesterfield and Marlboro Counties is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

         In the unlikely event of the liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Company as the sole shareholder of the Association.

         Borrowings. The Association focuses on generating high quality loans and then seek the best source of funding from deposits, investments or borrowings. At June 30, 1999, the Association had borrowings of $1.2 million from the FHLB of Atlanta. The Association is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the FHLB of Atlanta. The Association does not anticipate any difficulty in obtaining advances appropriate to meet these requirements in the future.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                                                    Year Ended June 30,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                ----------     -----------


Maximum Balance:
----------------
   FHLB advances...........................................................     $1,200,000     $ 2,400,000

Average Balance:
----------------
   FHLB advances...........................................................     $   92,000     $ 1,427,000


         The following table presents certain information relating to the maturities of FHLB of Atlanta borrowings at or for the years ended June 30, 1999 and 1998.

                                                                    Balance At June 30,
  Maturing during the year                                          -------------------
  ------------------------
       ended June 30,              Interest Rates               1999                   1998
       --------------              --------------               ----                   ----

2000                                    --               $         --         $         --
2001                                   5.09%                   1,200,000                --
Thereafter                              --%                        --                   --
                                                               ---------           -------
                                                                                        --
Total                                                    $      1,200,000     $         --
                                                                =========          =======

Weighted average interest
rate                                                             5.09%                  --%


Additional Risk Factors

         In addition to factors discussed in the description of the business of the Company and Association and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.


The Impact of Changes in Interest Rates

     The Association's ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 61.0% of our real estate loans have rates of interest which are fixed for the term of the loan ("fixed rate"), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Association's interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in First Federal having a "negative gap." At June 30, 1999, our one year interest rate gap was negative 3.62%. As a result, our net interest income will be adversely affected by material and prolonged increases in interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

         A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 1999, $27.7 million, or 67.1% of our total deposits were certificate of deposit accounts. $16.1 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Association may experience a significant decrease in its deposit accounts.

Competition

         The Association experiences strong competition in its local market area in originating loans, primarily from mortgage brokers. There is also significant competition in attracting deposits, primarily from commercial banks, thrifts and money center banks. Such competition may limit our growth in the future.

Geographic Concentration of our Loans

         All of the Association's real estate mortgage loans are secured by properties located in South Carolina, mostly in Chesterfield and Marlboro Counties. A weakening in the local real estate market or in the local or national economy, or a reduction in the workforce at the manufacturing facilities in the area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing the loans, which would reduce our earnings.

Financial Institution Regulation and Future of the Thrift Industry

         The Association and the Company are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation (the 'FDIC"). Such regulation and supervision govern the activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking and thrift industries, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Company, the Bank and their respective operations.

                                   REGULATION

General

         As  a  federally  chartered,   SAIF-insured  savings  association,  the
Association is subject to extensive regulation by the OTS and the FDIC. For example, the Association must obtain OTS approval before the Association may engage in certain activities and must file reports with the OTS regarding activities and financial condition. The OTS periodically examines the Association's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Association's semi-annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $11,500.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At June 30, 1999, asset composition was in excess of that required to qualify the Association as a Qualified Thrift Lender.

         If the Company were to acquire control of another savings association other than through a merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the Federal Savings and Loan Insurance Corporation ("FSLIC") by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Board of Governors of the Federal Reserve System (the "FRS") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

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

         As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of the aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 1999, investment in stock of the FHLB of Atlanta was $524,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Atlanta to the Association totaled approximately $37,200, for an annual rate of 7.5%.

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

         In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Association and other institutions with SAIF-insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31, 1995. The Association recognized this special assessment as a charge to noninterest expense of $312,000 ($197,000 after tax) during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The semi-annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds is currently 0.0622%. Several bills have been introduced in Congress that would eliminate the federal thrift charter and OTS. The Association is also unable to predict whether the SAIF and BIF funds will eventually be merged.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. However, to be considered "Adequately Capitalized", a savings institution must maintain a 4.0% leverage capital ratio. Core capital is generally defined as common shareholders' equity (including retained income), noncummulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1999, the Association was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1999, the Association was categorized as "well capitalized," meaning that total risk-based capital ratio exceeded 10%, Tier I risk-based capital ratio exceeded 6%, leverage ratio exceeded 5%, and the Association was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. A "well-capitalized" institution can, after prior notice but without prior approval from the OTS, make capital distributions during a calendar year in an amount of up to 100 percent of its net income during the calendar year, plus its retained net income for the proceeding two years. As of June 30, 1999, the Association was a "well-capitalized" institution.

Loans to One Borrower

         Under OTS regulations, the Association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be loaned to, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1999, the Association did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Association does not believe that the loans-to-one-borrower limits will have a significant impact on business operations or earnings.

Qualified Thrift Lender

         The HOLA requires savings institutions to be qualified thrift lenders ("QTL"). To be a QTL, the Bank can either satisfy the QTL test, or the Domestic Building and Loan Association ("DBLA") Test of the Code. Under the QTL test, a savings bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. Under the DBLA test, an institution must meet a "business operations test" and a "60% of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirements when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations; or (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. The general public may not include family or related business groups or persons who are officers or directors of the institution.

         The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 1999, the Association was in compliance with its QTL requirement, with approximately 84.3% of assets invested in QTIs.

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

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located.

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

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating--outstanding, satisfactory, needs to improve, and substantial noncompliance--and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first time home buyers. The OTS has designated the Association's record of meeting community credit needs as "satisfactory."

Item 2.  Properties
-------------------

         The Company conducts its business through one facility located in Cheraw and Chesterfield County, South Carolina. The main office at its current location opened and has been owned by the Association since 1981. At June 30, 1999, the net book value of the Company's property and equipment was $740,000.

Item 3.  Legal Proceedings
--------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


         Information included in Great Pee Dee Bancorp, Inc.'s 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9.  Directors and Officers of the Registrant
-------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.   Executive Compensation
---------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) The following documents appear in sections of the Registrants 1999 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 1999 Annual Report to Shareholders are incorporated herein by this reference.

         (1)      Report to Shareholders
         (2)      Selected Financial and Other Data
         (3) Managements Discussion and Analysis of Financial Condition and Results of Operations
         (4)      Independent Auditors' Report
         (5)      Consolidated Financial Statements
                  (i)      Consolidated Statements of Financial Condition
                  (ii)     Consolidated Statements of Operations
                  (iii)    Consolidated Statements of Stockholders' Equity
                  (iv)     Consolidated Statements of Cash Flows
                  (v)      Notes to Consolidated Financial Statements
         (6)      Corporate Information
         (b)      The following exhibits are filed as part of this report.
      3.1         Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
      3.2         Bylaws of Great Pee Dee Bancorp, Inc.*
      4.0         Stock Certificate of Great Pee Dee Bancorp, Inc.*
      10.1        Employee Agreement for Herbert W. Watts*
      10.2        Great Pee Dee Bancorp, Inc. Employee Stock
                  Ownership Plan and Trust**
      13.1        Great Pee Dee Bancorp, Inc. 1999 Annual
                  Report to Shareholders
      23.2        Consent of Dixon, Odom PLLC
      27.1        EDGAR Financial Data Schedule
         (c)      Reports on Form 8-K
                                   None

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


                              GREAT PEE DEE BANCORP, INC.


Date:    September 28, 1999   By:/s/ Herbert W. Watts
                              --------------------------------------------
                              Herbert W. Watts,
                              President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Herbert W. Watts                  By: /s/ Johnnie L. Craft
     ----------------------------------        ---------------------------------
     Herbert W. Watts, President, Chief        Johnnie L. Craft, Secretary and
       Executive Officer and Director          Treasurer
     (Principal Executive Officer)             (Principal Financial and
                                               Accounting Officer)

Date:  September 28, 1999                  Date:  September 28, 1999



By:  /s/ Robert M. Bennett                 By:  /s/ William R. Butler
     ---------------------------------          --------------------------------
     Robert M. Bennett, Chairman                William R. Butler, Director
     of the Board

Date:  September 28, 1999                  Date:  September 28, 1999



By:  /s/ James C. Crawford, III            By:  /s/ Henry P. Duvall, IV
     ---------------------------------          --------------------------------
     James C. Crawford, III, Director           Henry P. Duvall, IV, Director


Date:  September 28, 1999                  Date:  September 28, 1999



By: /s/ John S. Long                       By:  /s/ Cornelius B. Young
    ----------------------------------          --------------------------------
     John S. Long, Director,                    Cornelius B. Young, Director
     Vice President and
     Chief Operating Officer

Date:  September 28, 1999                  Date:  September 28, 1999

                                   EXHIBIT 13

                           GREAT PEE DEE BANCORP, INC

                               1999 ANNUAL REPORT

Great Pee Dee Bancorp, Inc. and Subsidiary
--------------------------------------------------------------------------------




TABLE OF CONTENTS


                                                                                                              Page No.

Report to Shareholders...................................................................................        1

Selected Financial and Other Data........................................................................        2

Management's Discussion and Analysis.....................................................................        3

Independent Auditors' Report.............................................................................       12

Consolidated Financial Statements

   Consolidated Statements of Financial Condition........................................................       13

   Consolidated Statements of Operations.................................................................       14

   Consolidated Statements of Stockholders' Equity.......................................................       15

   Consolidated Statements of Cash Flows.................................................................       16

   Notes to Consolidated Financial Statements............................................................       18

Common Stock Information.................................................................................       39

Corporate Information....................................................................................       40






This annual report to stockholders contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Great Pee Dee Bancorp, Inc. and its wholly-owned subsidiary that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in national, regional and local market conditions, legislative and regulatory conditions, the interest rate environment, computer system failures related to the year 2000 and other factors.

                  [LETTERHEAD OF GREAT PEE DEE BANCORP, INC.]




                             REPORT TO SHAREHOLDERS

Dear Shareholders:

June 30, 1999 marked the end of a very successful first full year of operations as a public company. It was a year marked with many changes, all positive.

Our subsidiary, First Federal Cheraw, has now become a full service bank offering many new products and services. From our completely remodeled office to our new Chesterfield Highway site and ATM, you can easily see the progress. A completely new computer system has been installed and is fully operational and tested for the year 2000. Operationally, First Federal has gone from no banking deposits to 474 accounts with more than $6.0 million on deposit. Loan originations increased to $21.5 million from $15.2 million, a record year. Total assets increased to $72.6 million from $68.4 million for the previous year.

Total stockholders' equity amounted to $29.8 million after the Company paid cash dividends of $.36 per share during 1999 and repurchased 192,000 shares of common stock for a total of $2.5 million.

The Board of Directors continues to study various methods of increasing the value of your investment. In the future, the Board will consider such issues as expansion, regular cash dividends, special dividends and repurchases of outstanding shares of stock.

On behalf of the Board of Directors, management, and staff, we would like to thank you for your loyalty and confidence as demonstrated by your investment in Great Pee Dee Bancorp, Inc.

Sincerely,


/s/ Herbert W. Watts

Herbert W. Watts
President and Chief Executive Officer

Great Pee Dee Bancorp, Inc. and Subsidiary
Selected Financial and Other Data
--------------------------------------------------------------------------------

                                                                                     At or for the year ended June 30,
                                                                                      1999         1998          1997
                                                                                  ------------  -----------  -----------
                                                                                          (Dollars in thousands)

Financial condition data:
   Total assets                                                                   $     72,601  $    68,400  $    60,538
   Investments (1)                                                                       5,321       10,449        5,770
   Loans receivable                                                                     64,411       56,768       53,974
   Deposits                                                                             41,332       36,663       46,863
   Stockholders' equity                                                                 29,813       31,475       11,090
Operating data:
   Interest income                                                                       5,067        4,897        4,558
   Interest expense                                                                      1,960        2,329        2,595
                                                                                  ------------  -----------  -----------
      Net interest income                                                                3,107        2,568        1,963
   Provision for loan losses                                                                96           63          143
                                                                                  ------------  -----------  -----------
      Net interest income after provision for
         loan losses                                                                     3,011        2,505        1,820
   Noninterest income                                                                       85           30           23
   Noninterest expense                                                                   1,718        1,047          915
                                                                                  ------------  -----------  -----------
      Income before income taxes                                                         1,378        1,488          928
   Income tax expense                                                                      488          583          342
                                                                                  ------------  -----------  -----------
      Net income                                                                  $        890  $       905  $       586
                                                                                  ============  ===========  ===========

Per Common Share Data:
   Net income, basic (3), (4)                                                     $       0.45  $      0.32  $         -
   Net income, diluted (3), (4)                                                           0.45         0.32            -
   Regular cash dividends (3)                                                             0.36        0.075            -
   Dividend payment ratio                                                               80.00%       23.44%            -

Selected Other Data:
   Number of:
      Outstanding loans                                                                  2,084        1,996        1,773
      Deposit accounts                                                                   4,329        3,770        4,206
      Full-service offices open                                                              1            1            1
      Return on average assets                                                           1.28%        1.41%        0.98%
      Return on average equity                                                           2.88%        5.27%        5.47%
      Average equity to average assets                                                  44.30%       26.73%       17.89%
      Interest rate spread                                                               2.39%        2.40%        2.37%
      Net yield on average interest-earning assets                                       4.58%        4.08%        3.32%
      Average interest-earning assets to average interest-
         bearing liabilities                                                           175.79%      145.45%      121.73%
      Ratio of noninterest expense to average total assets                               2.46%        1.63%        1.53%
      Nonperforming assets to total assets                                               0.41%        0.48%        0.18%
      Loan loss reserves to nonperforming loans at
         period end                                                                    163.84%      110.28%      312.37%


(1) Includes interest-bearing deposits, federal funds sold, FHLB stock and investment securities.

(2) Includes a special assessment of $312,000 for the year ended June 30, 1997 which was paid to recapitalize the Savings Association Insurance Fund

(3) On December 31, 1997, First Federal Savings and Loan Association of Cheraw converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association and became a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc.

(4) Earnings per share for the year ended June 30, 1998 is based on earnings from December 31, 1997 to June 30, 1998 divided by the weighted average number of shares outstanding during that period.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------


Management's discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Great Pee Dee Bancorp, Inc. and Subsidiary. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

                             Description of Business

Great Pee Dee Bancorp, Inc. ("Great Pee Dee" or "Parent") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of First Federal Savings and Loan Association of Cheraw (the "Bank" or "First Federal") in connection with First Federal's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association (the "Conversion"), pursuant to its Plan of Conversion. Great Pee Dee was organized to acquire all of the common stock of First Federal upon its conversion to stock form. A subscription and community offering (the "Offering") of Great Pee Dee's common stock closed on December 31, 1997, at which time Great Pee Dee acquired all of the outstanding common stock of the Bank and commenced operations.

In accordance with the Plan of Conversion, Great Pee Dee issued common stock with a value of $21.8 million in the Offering and received proceeds of $21.1 million, net of Conversion costs. From the net proceeds, Great Pee Dee paid $10.6 million to First Federal in exchange for the common stock of First Federal issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.

Great Pee Dee has no operations and conducts no business of its own other than owning First Federal, investing its portion of the net proceeds received in the Conversion, and lending funds to the Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust (the "ESOP") which was formed in connection with the Conversion. The principal business of the Bank is accepting deposits from the general public and using those deposits and other sources of funds to make loans secured by real estate located in the Bank's primary market area of Chesterfield and Marlboro counties, South Carolina. On June 30, 1999, approximately 99% of the Bank's total loans was composed of real estate loans.

Great Pee Dee's principal sources of income are earnings on capital retained by Great Pee Dee, interest earned from the loan to the ESOP, and dividends paid by the Bank to Great Pee Dee, if any. Revenues of First Federal are derived primarily from interest on loans. First Federal also receives interest income from its investment securities and interest-earning deposit balances and various types of non-interest income. The major expenses of First Federal are interest on deposits and general and administrative expenses such as personnel costs, occupancy, and federal deposit insurance premiums.

Great Pee Dee and its subsidiary are collectively referred to herein as the "Company".

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------







                Asset/Liability and Interest Rate Risk Management

The Company's asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense.

In the absence of other factors, the yield or return associated with the Company's earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and, conversely, interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and, conversely, interest expense will decrease when interest rates decrease.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, the Company calculates an interest rate "gap." Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to repricing. A "negative" gap for a given period means that the amount of interest-bearing liabilities maturing or otherwise repricing within that period exceeds the amount of interest-earning assets maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a lower decrease in the yield of its assets relative to the cost of its liabilities and its income should be positively affected. Conversely, the cost of funds for an institution with a negative gap would generally be expected to increase more quickly than the yield on its assets in a rising interest rate environment, and such institution's net interest income generally would be expected to be adversely affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a "positive gap."

The Company's one-year interest sensitivity gap as a percentage of total interest-earning assets at June 30, 1999 was a negative 3.62%. At June 30, 1999, the Company's three-year and five-year cumulative interest sensitivity gaps as a percentage of total interest-earning assets were a negative 3.16% and a negative 8.31%, respectively.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------



The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999 which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Passbook accounts and money market deposit accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any other interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.


                                                                   Terms to Repricing at June 30, 1999
                                            -----------------------------------------------------------------------------
                                                               More Than        More Than
                                                1 Year         1 Year to       3 Years to       More Than
                                                or Less         3 Years          5 Years         5 Years          Total
                                            --------------   -------------   -------------    ------------   ------------
                                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS:
   Loans receivable:
     Real estate loans:
         Adjustable                         $       23,690   $       1,006   $          37    $        330   $     25,063
         Fixed                                       1,981           1,087           2,193          33,717         38,978
   Other loans                                         271              62             193             288            814
   Interest-earning balances in other banks            726               -               -               -            726
   Investments                                         450(1)        3,600              21               -          4,071
   FHLB common stock(2)                                  -               -               -             524            524
                                            --------------   -------------   -------------    ------------   ------------

         Total interest-earning assets      $       27,118   $       5,755   $       2,444    $     34,859   $     70,176
                                            ==============   =============   =============    ============   ============

INTEREST-BEARING LIABILITIES:
   Deposits:
     Regular passbook savings               $        2,094   $           -   $           -    $          -   $      2,094
     Money market passbook and checking             11,490               -               -               -         11,490
     Certificate accounts                           16,075           5,432           6,057             184         27,748
                                            --------------   -------------   -------------    ------------   ------------

       Total interest-bearing liabilities   $       29,659   $       5,432   $       6,057    $        184   $     41,332
                                            ==============   =============   =============    ============   ============

INTEREST SENSITIVITY GAP PER PERIOD         $       (2,541)  $         323   $      (3,613)   $     34,675   $     28,844

CUMULATIVE INTEREST SENSITIVITY GAP         $       (2,541)  $      (2,218)  $      (5,831)   $     28,844   $     30,908

CUMULATIVE  GAP AS A PERCENTAGE  OF
  TOTAL INTEREST-EARNING ASSETS                    (3.62)%          (3.16)%         (8.31)%        41.10%          44.04%

CUMULATIVE INTEREST-EARNING
  ASSETS AS A PERCENTAGE OF
  INTEREST-BEARING LIABILITIES                     91.43%           93.68%          85.83%        169.79%         184.30%


(1) Equity security with no stated maturities; readily available and assumed to mature in less than one year.

(2) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------



In addition to the traditional gap analysis, the Company also uses a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest margin analysis, and asset/liability term and rate analysis. The Company uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect overall interest income. As a result, this analysis more accurately predicts the risk to net interest income over the upcoming twelve month period. The Company has a policy establishing the maximum allowable risk to net interest income caused by changes in interest rates. The modeling results indicate that the Company is within the established parameters of the interest rate risk policy.

                               Net Interest Income

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities ("net earning balance"). The following table sets forth information relating to average balances of the Company's assets and liabilities for the years ended June 30, 1999 and 1998. For the periods indicated, the table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net yield on interest-earning assets (which reflects the impact of the net earning balance). Nonaccruing loans were included in the computation of average balances.


                                                   Year Ended June 30, 1999                Year Ended June 30, 1998
                                            -------------------------------------    -------------------------------------
                                              Average                    Average       Average                    Average
                                              Balance      Interest       Rate         Balance     Interest        Rate
                                            ----------    ----------     -------     ---------    ---------       --------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Interest-earning balances                 $    2,614    $      199     7.61%       $    5,409   $      405       7.49%
  Investments                                    4,375           243     5.55%            2,362          181       7.66%
  Loans                                         60,853         4,625     7.60%           55,232        4,311       7.81%
                                            ----------    ----------                 ----------   ----------
       Total interest-earning assets            67,842         5,067     7.47%           63,003        4,897       7.77%

Other assets                                     1,878                                    1,257
                                            ----------                               ----------

       Total assets                         $   69,720                               $   64,260
                                            ==========                               ==========

Interest-bearing liabilities:
  Deposits                                  $   38,501         1,953     5.07%       $   41,888        2,248       5.37%
  Borrowings                                        92             7     7.61%            1,427           81       5.68%
                                            ----------    ----------                 ----------   ----------

       Total interest-bearing liabilities       38,593         1,960     5.08%           43,315        2,329       5.38%
                                                          ----------                              ----------

Other liabilities                                  238                                    3,766

Stockholders' equity                            30,889                                   17,179
                                            ----------                               ----------

       Total liabilities and stockholders'
       equity                              $    69,720                              $   64,260
                                           ===========                              ==========

Net interest income and interest rate spread             $     3,107     2.39%                   $     2,568       2.40%
                                                         ===========     =====                   ===========       =====


Net yield on average interest-earning assets                             4.58%                                     4.08%
                                                                         =====                                     =====

Ratio of average interest-earning assets to
 average interest-bearing liabilities          175.79%                                 145.45%
                                              ========                                 =======


                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

                              Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.


                                                                       Year Ended June 30, 1999 vs. 1998
                                                            -----------------------------------------------------
                                                                          Increase (Decrease) Due To
                                                            -----------------------------------------------------
                                                                 Volume              Rate               Total
                                                            ----------------    --------------     --------------
                                                                            (Dollars in thousands)

         Interest income:
            Interest-earning balances                        $         (213)    $            7     $         (206)
            Investments                                                  92                (30)                62
            Loans                                                       423               (109)               314
                                                             --------------     ---------------    --------------

                    Total interest income                               302               (132)               170
                                                             --------------     ---------------    --------------

         Interest expense:
            Deposits                                                   (176)              (119)              (295)
            Borrowings                                                 (116)                42                (74)
                                                             ---------------    --------------     ---------------

                    Total interest expense                             (292)               (77)              (369)
                                                             ---------------    ---------------    ---------------

         Net interest income                                 $          594     $          (55)    $          539
                                                             ==============     ===============    ==============

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------



      Comparison of Financial Condition at June 30, 1999 and June 30, 1998

The Company's total assets increased by $4.2 million during the year ended June 30,1999, from $68.4 million at June 30, 1998 to $72.6 million at the year-end. The Company continued to experience strong loan demand during the year, as net loans receivable increased $7.6 million, or 13.5%, to $64.4 million at June 30, 1999. The Company also implemented a stock repurchase plan during the year, reacquiring 192,364 shares at an aggregate cost of $2.5 million. Funding for these activities was provided through reductions of $4.3 million and $1.4 million, respectively, in interest-bearing balances in other banks and federal funds sold, and through borrowings from the Federal Home Loan Bank of $1.2 million and an increase in deposits of $4.7 million.

The growth in deposits arose from the successful introduction during the year of interest-bearing checking accounts that grew to $6.1 million by the end of the year, while certificate of deposit accounts decreased by $1.1 million, from $28.8 million at the beginning of the year to $27.7 million at year-end. The Company has made significant progress in its efforts to develop a broader array of banking products during the year. In addition, during 1999 the Bank purchased for $275,000 a commercial lot located on Highway 9 West in Cheraw for future development of another full service banking facility.


Total stockholders' equity was $29.8 million at June 30, 1999 as compared with $31.5 million at June 30, 1998, a decrease of $1.7 million. Net income of $890,000 for the year was offset by regular quarterly dividends aggregating $726,000, or $.36 per share, and by the $2.5 million purchase of treasury stock discussed above. At June 30, 1999, despite the reduction in stockholders' equity, both the Company and the Bank continued to substantially exceed all applicable regulatory capital requirements.

 Comparison of Results of Operations for the Years Ended June 30, 1999 and 1998

Net Income. Consolidated net income for the year ended June 30, 1999 was $890,000, or $.45 per share, as compared with net income of $905,000 for the year ended June 30, 1998, a decrease in consolidated net income of $15,000. During the current year, the Company had available substantially all of the capital generated in the conversion stock offering that closed on December 31, 1997, while such capital was available only during the last six months of the year ended June 30, 1998. As a result, the average level of net interest-earning assets during the current year was approximately $9.6 million higher than during the previous year, with a resultant increase of $539,000 in net interest income. During the year, the Company also implemented successfully a program of origination and sale of mortgage loans, generating gains on sales of such loans aggregating $53,000. These increases in income, however, were more than offset by an increase of $670,000 in non-interest expenses.

Net Interest Income. Net interest income for the year ended June 30, 1999 was $3.1 million as compared with $2.6 million during the year ended June 30, 1998, an increase of $539,000 relating principally to the increase in average net interest-earning assets discussed under the caption "Net Income" above. Detailed analyses of the components of net interest income and the changes in interest income and expense are presented herein under the captions "Net Interest Income" and "Rate/Volume Analysis".

Provision for Loan Losses. The provision for loan losses was $96,000 and $63,000 for the years ended June 30, 1999 and 1998, respectively, while net loan charge-offs were $6,000 and $12,000, respectively. Management believes that the provision for loan losses and the resulting loan loss allowance at June 30, 1999 will be adequate to absorb losses on existing loans. Non-accrual loans aggregated $271,000 at June 30, 1999 as compared with $321,000 at June 30, 1998. The allowance for loan losses of $444,000 at June 30, 1999 stood at approximately 164% of non-accrual loans.

Non-Interest Income. Non-interest income increased by $55,000, from $30,000 for the year ended June 30, 1998 to $85,000 for the year ended June 30, 1999. Of this increase, $53,000 represented gains from sales of mortgage loans originated to be sold in the secondary market.

Non-Interest Expenses. Non-interest expenses increased to $1.7 million during the year ended June 30, 1999 as compared with $1.0 million for the year ended June 30, 1998, an increase of $670,000. Direct costs of $537,000 relating to the adoption and implementation of the Company's RRP was the largest single component of this overall expense increase (see Note H to the consolidated financial statements). Occupancy costs increased by $52,000 as a result of (1) a significant renovation of the Bank's office facility and (2) substantial additions and replacements of data processing equipment and office furnishings. Charitable contributions charged to expense decreased from $212,000 for the year ended June 30, 1998 to $13,000 for the year ended June 30, 1999. The expense for 1998 included the $200,000 value of common shares contributed to the Company sponsored charitable

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------




foundation in connection with the Company's public stock offering. Other non-interest increased by $183,000, from $210,000 for the year ended June 30, 1998 to $393,000 for the year ended June 30, 1999. The Company incurred additional costs of approximately $55,000 relating to upgrades of its data processing capabilities, including training costs of $28,000. The Company also charged to expense during the current year costs of $48,000 incurred in the development of expanded products and services to customers. The balance of the increase in non-interest expenses relates principally to the higher costs arising from a full year of operating as a publicly owned entity.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.4% and 39.2% for the years ended June 30, 1999 and 1998, respectively.

                                  Asset Quality

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate and other real estate under contract for sale. Loans are placed on non-accrual when management has concerns relating to the ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due. While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses since most loans are believed to be adequately secured. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio. No assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses. The following table summarizes non-performing assets by type at the dates indicated. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


                                                                                                        At June 30,
                                                                                                ------------------------
                                                                                                   1999           1998
                                                                                                -----------   ----------
Non-performing assets:
     Non-accrual loans                                                                          $       271   $      321
     Loans past due 90 days or more and still accruing                                                    -            -
     Other real estate                                                                                   33            9
     Renegotiated troubled debt                                                                           -            -
                                                                                                -----------   ----------

                  Total non-performing assets                                                   $       304   $      330
                                                                                                ===========   ==========


                         Liquidity and Capital Resources

During the year ended June 30, 1999, Great Pee Dee Bancorp, Inc. paid cash dividends of $.36 per share. Although Great Pee Dee Bancorp, Inc. anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------



Maintaining adequate liquidity while managing interest rate risk is the primary goal of Great Pee Dee Bancorp's asset and liability management strategy. Liquidity is the ability to fund the needs of the Bank's borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposits and income from operations are the main sources of liquidity. The Bank's primary uses of liquidity are to fund loans and to make investments.

As of June 30, 1999, liquid assets (cash, interest-earning deposits, federal funds sold and marketable investment securities) were approximately $5.7 million, which represents 13.7% of deposits. First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At June 30, 1999, First Federal's liquidity, as measured for regulatory purposes, was 8.3% or $2.4 million in excess of the minimum OTS requirement.

At June 30, 1999, outstanding mortgage loan commitments were $1.7 million, and the undisbursed portion of construction loans was $2.0 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

Under federal capital regulations, Great Pee Dee Bancorp and First Federal must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. At June 30, 1999 and 1998, Great Pee Dee Bancorp and First Federal exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee's funds are dividends received from the Bank. In fiscal 2000, the amount of dividends that can be paid by the Bank without prior approval from regulators is approximately $5.0 million. These funds should be adequate to cover Great Pee Dee's needs.

                               Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have, or that are reasonably likely to have, a material effect on the Company's liquidity, capital resources, or other operations.

                     Impact of Inflation and Changing Prices

The financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                      Management's Discussion and Analysis
--------------------------------------------------------------------------------


                       Impact of New Accounting Standards

FASB Statement on Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, this Statement was amended by SFAS No. 137 to defer the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management anticipates that the statement will have no material effect on the Company's consolidated financial statements.

                           Year 2000 Compliance Issues

All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it may have on the Company and its customers. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. The Company has formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company will be Year 2000 compliant. Although the Company relies entirely upon outside vendors and service providers for its computer hardware and software and its security and communications equipment, all date sensitive systems are being evaluated for Year 2000 compliance. During 1998, the Company completed upgrading and testing of systems that have been identified as critical to conducting its banking business. Testing of systems with lower priorities was completed in early 1999. The Company has also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods. However, the Company's management believes that all of its systems will be verified Year 2000 compliant. The Company estimates that its total Year 2000 compliance costs will aggregate approximately $175,000, including capital expenditures of approximately $141,000 and other expenses of approximately $34,000 that have been or will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems

                        [LETTERHEAD OF DIXON ODOM PLLC]

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Great Pee Dee Bancorp, Inc.
Cheraw, South Carolina


We have audited the accompanying consolidated statements of financial condition of Great Pee Dee Bancorp, Inc. and Subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Pee Dee Bancorp, Inc. and Subsidiary at June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ Dixon Odom PLLC

Sanford, North Carolina
August 13, 1999

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999 and 1998
--------------------------------------------------------------------------------


ASSETS                                                                                  1999                   1998
                                                                                  -----------------     ------------------

Cash on hand and in banks                                                         $         857,267     $          510,412
Interest-earning balances in other banks                                                    726,203              5,013,308
Federal funds sold                                                                                -              1,400,000
Investment  securities  available  for sale,  at fair value  (amortized  cost of
  $450,000 and $200,000 at June 30, 1999 and 1998,
  respectively) (Note B)                                                                    450,000                200,000
Investment  securities held to maturity,  at amortized cost (fair value of $3,559,755  and  $3,341,035 at June 30, 1999 and 1998,
  respectively) (Note B)                                                                  3,621,297              3,340,675
Loans receivable, net (Note C)                                                           64,411,377             56,768,325
Loans held for sale                                                                         525,000                      -
Accrued interest receivable                                                                 356,328                277,931
Premises and equipment, net (Note D)                                                        740,012                211,766
Foreclosed real estate                                                                       33,300                  8,900
Stock in the Federal Home Loan Bank, at cost                                                524,000                495,200
Other assets                                                                                356,302                173,599
                                                                                  -----------------     ------------------

                                                                 TOTAL ASSETS     $      72,601,086     $       68,400,116
                                                                                  =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts (Note G)                                                      $      41,332,445     $       36,663,436
   Advances from Federal Home Loan Bank (Note F)                                          1,200,000                      -
   Accrued interest payable                                                                  50,441                 68,614
   Advance payments by borrowers for property taxes
      and insurance                                                                          62,801                 62,176
   Accrued expenses and other liabilities                                                   142,272                130,855
                                                                                  -----------------     ------------------

                                                            TOTAL LIABILITIES            42,787,959             36,925,081
                                                                                  -----------------     ------------------

Commitments and Contingencies (Notes C and M)

STOCKHOLDERS' EQUITY (Note L)
   Preferred stock, no par value, 400,000 shares authorized,
      no shares issued and outstanding                                                            -                      -
   Common stock, $.01 par value, 3,600,000 shares
      authorized; 2,224,617 and 2,202,125 shares issued
      at June 30, 1999 and 1998, respectively                                                22,246                 22,021
   Additional paid in capital                                                            21,530,265             21,292,979
   Unearned compensation (Note H)                                                        (1,938,390)            (1,682,319)
   Retained earnings, substantially restricted                                           12,006,012             11,842,354
   Common stock in treasury, at cost (138,664 shares
      at June 30, 1999)                                                                  (1,807,006)                     -
                                                                                  -----------------     ------------------

                                                   TOTAL STOCKHOLDERS' EQUITY            29,813,127             31,475,035
                                                                                  -----------------     ------------------

                                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      72,601,086     $       68,400,116
                                                                                  =================     ==================

See accompanying notes.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                                            1999                1998
                                                                                      ----------------     ---------------

INTEREST INCOME
   Loans                                                                              $      4,625,506     $     4,311,381
   Investments                                                                                 242,692             181,006
   Deposits in other banks and federal funds sold                                              198,991             404,786
                                                                                      ----------------     ---------------

                                                             TOTAL INTEREST INCOME           5,067,189           4,897,173
                                                                                      ----------------     ---------------

INTEREST EXPENSE
   Deposits (Note G)                                                                         1,952,718           2,247,995
   Borrowed funds                                                                                7,309              80,839
                                                                                      ----------------     ---------------

                                                            TOTAL INTEREST EXPENSE           1,960,027           2,328,834
                                                                                      ----------------     ---------------

                                                               NET INTEREST INCOME           3,107,162           2,568,339

PROVISION FOR LOAN LOSSES (Note C)                                                              96,000              63,000
                                                                                      ----------------     ---------------

                                                         NET INTEREST INCOME AFTER
                                                         PROVISION FOR LOAN LOSSES           3,011,162           2,505,339
                                                                                      ----------------     ---------------

NON-INTEREST INCOME                                                                             84,613              29,591
                                                                                      ----------------     ---------------

NON-INTEREST EXPENSES
   Personnel costs                                                                           1,178,260             538,038
   Occupancy                                                                                   110,824              59,429
   Deposit insurance premiums                                                                   22,200              27,931
   Charitable contributions (Note J)                                                            13,084             212,050
   Other                                                                                       393,118             209,780
                                                                                      ----------------     ---------------

                                                       TOTAL NON-INTEREST EXPENSES           1,717,486           1,047,228
                                                                                      ----------------     ---------------

                                                        INCOME BEFORE INCOME TAXES           1,378,289           1,487,702

INCOME TAXES (Note K)                                                                          488,400             582,948
                                                                                      ----------------     ---------------

                                                                        NET INCOME    $        889,889     $       904,754
                                                                                      ================     ===============

EARNINGS PER COMMON SHARE (Note A)
   Basic and diluted                                                                  $           0.45     $          0.32
                                                                                      ================     ===============


See accompanying notes.
                                      -14-

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                      Additional                                                  Total
                             Common stock               paid-in       Unearned       Retained      Treasury   stockholders'
                          ------------------------
                          Shares         Amount         capital    compensation      earnings        stock        equity
                          ---------  -------------  -------------  --------------  ------------  ------------  ------------
Balance at June 30, 1997          -  $           -  $           -  $            -  $ 11,089,666  $          -  $ 11,089,666

Net income                        -              -              -               -       904,754             -       904,754

Net proceeds from
issuance of 2,182,125
shares of $.01 par
value common stock        2,182,125         21,821     21,052,560               -             -             -    21,074,381

Purchase of 174,570
shares of common
stock by ESOP                     -              -              -      (1,745,700)            -             -    (1,745,700)

Issuance of 20,000
shares of common
stock to charitable
foundation                   20,000            200        199,800               -             -             -       200,000

Release of ESOP
shares                            -              -         40,619          63,381             -             -       104,000

Cash dividends paid
($.075 per share)                 -              -              -               -      (152,066)            -      (152,066)
                      -------------  -------------  -------------  --------------  ------------  ------------  ------------

Balance at June 30,
1998                      2,202,125         22,021     21,292,979      (1,682,319)   11,842,354             -    31,475,035

Net income                        -              -              -               -       889,889             -       889,889

Purchase of treasury
stock                             -              -              -               -             -    (2,503,891)   (2,503,891)

Adoption of Recognition
and Retention Plan           22,492            225        217,194        (914,304)            -       696,885             -

Recognition and Retention
Plan shares earned                -              -              -         537,198             -             -       537,198

Release of ESOP shares            -              -         20,092         121,035             -             -       141,127

Cash dividends paid
($.36 per share)                  -              -              -               -      (726,231)            -      (726,231)
                      -------------  -------------  -------------  --------------  ------------  ------------  ------------

Balance at June 30,
1999                      2,224,617  $      22,246  $  21,530,265  $   (1,938,390) $ 12,006,012  $ (1,807,006) $ 29,813,127
                      =============  =============  =============  ==============  ============  ============  ============


See accompanying notes.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------


                                                                                            1999                1998
                                                                                      ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $        889,889     $       904,754
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                              65,387              15,588
      Amortization, net                                                                         23,745                 643
      Loss on sale of foreclosed real estate, net                                                    -               1,892
      Provision for loan losses                                                                 96,000              63,000
      Deferred income taxes                                                                   (137,727)           (100,871)
      Contribution of common stock to charitable foundation                                          -             200,000
      ESOP contribution expense                                                                141,127             104,000
      Vesting of deferred recognition and retention plan                                       537,198                   -
      Change in assets and liabilities
        Increase in accrued interest receivable                                                (78,397)            (39,499)
        Increase in loans held for sale                                                       (525,000)                  -
        (Increase) decrease in other assets                                                    (44,976)             66,599
        Decrease in accrued interest payable                                                   (18,173)            (37,092)
        Increase in accrued expenses and other liabilities                                      11,417             111,672
                                                                                      ----------------     ---------------

                                                              NET CASH PROVIDED BY
                                                              OPERATING ACTIVITIES             960,490           1,290,686
                                                                                      ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of available-for-sale securities                                                  (250,000)           (200,000)
   Purchases of held to maturity investment securities                                      (2,400,000)         (3,700,000)
   Proceeds from maturities and calls of
      held to maturity investment securities                                                 2,119,378           2,125,456
   Purchase of Federal Home Loan Bank stock                                                    (28,800)            (10,600)
   Net increase in loans                                                                    (7,788,397)         (2,911,023)
   Purchase of premises and equipment                                                         (593,633)            (43,914)
   Proceeds from sale of real estate acquired in settlement of loans                             1,200              64,150
   Capital expenditures for real estate acquired in settlement of loans                              -             (12,142)
                                                                                      ----------------     ----------------

                                                                  NET CASH USED BY
                                                              INVESTING ACTIVITIES          (8,940,252)         (4,688,073)
                                                                                      -----------------    ---------------


See accompanying notes.
                                      -16-

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------


                                                                                            1999                1998
                                                                                      ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand accounts                                         $      5,763,500     $    (1,164,385)
   Net decrease in certificates of deposit                                                  (1,094,491)         (9,035,186)
   Increase (decrease) in advance payments by borrower
      for taxes and insurance                                                                      625               2,191
   Net increase (decrease) in advances from Federal
      Home Loan Bank                                                                         1,200,000          (2,400,000)
   Net proceeds from issuance of common stock                                                        -          21,074,381
   Loan to ESOP for purchase of common stock                                                         -          (1,745,700)
   Purchase of treasury stock                                                               (2,503,891)                  -
   Cash dividends paid                                                                        (726,231)           (152,066)

                                                                                      -----------------    ---------------

                                                                 NET CASH PROVIDED
                                                           BY FINANCING ACTIVITIES           2,639,512           6,579,235
                                                                                      ----------------     ---------------

                                                        NET INCREASE (DECREASE) IN
                                                         CASH AND CASH EQUIVALENTS          (5,340,250)          3,181,848

CASH AND CASH EQUIVALENTS, BEGINNING                                                         6,923,720           3,741,872
                                                                                      ----------------     ---------------

                                                                     CASH AND CASH
                                                               EQUIVALENTS, ENDING    $      1,583,470     $     6,923,720
                                                                                      ================     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest                                                                        $      1,978,200     $     2,365,926
                                                                                      ================     ===============

      Income taxes                                                                    $        700,590     $       499,603
                                                                                      ================     ===============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
   Loans receivable transferred to real estate acquired in
    settlement of loans
                                                                                      $         25,600     $        52,700
                                                                                      ================     ===============



   Adoption of deferred recognition and retention plan
                                                                                      $        914,304     $              -
                                                                                      ================     ================

See accompanying notes.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------




NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations
---------------------------

On December 31, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank") converted from a federally chartered mutual savings and loan association to a federally-chartered stock savings association (the "Conversion") and became a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc. (the "Company" or "Parent"). The Company was formed to acquire all of the common stock of First Federal upon its conversion to stock form. The Company has no operations and conducts no business on its own other than owning First Federal, investing its portion of the net proceeds received in the Conversion and lending funds to the Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion.

Nature of Business
------------------

First Federal maintains its sole office and conducts its primary business in Cheraw, Chesterfield County, South Carolina. The Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by one-to-four family residential real estate located in its primary market area. The Bank also makes home improvement loans, multi-family residential loans, construction loans and loans secured by deposit accounts. First Federal is a portfolio lender in that it does not originate its fixed or adjustable rate loans for sale in the secondary market. First Federal has been and intends to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves.

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of the parent and the Bank, together referred to as the "Company." All significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks, interest-earning balances in other banks, and federal funds sold.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)
----------------

Material estimates that are particularly sensitive to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank's loan portfolio consists of single-family residential loans in its market area. The regional economy is currently stable and consists of various types of industry. Real estate prices in this market are also stable; however, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Investment Securities
---------------------

The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. There were no trading securities at June 30, 1999 or 1998. Securities held to maturity are those securities for which the Bank has the ability and intent to hold to maturity.

Available-for-sale securities consist of marketable equity securities and are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported in other comprehensive income until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity.

A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and the costs of securities sold are derived using the specific identification method.

Loans Held for Sale
-------------------

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable
----------------

Loans receivable are stated at unpaid balances, less the allowance for loan losses and net deferred loan fees.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, amended for SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using the cash basis method of accounting during the time within that period in which the loans were impaired.

Allowance for Loan Losses
-------------------------

The Bank provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment
----------------------

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of premises and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets.

Expenditures for maintenance and repairs are charged to expense as incurred, while those for improvements are capitalized. The costs and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to earnings.

Investment in Federal Home Loan Bank Stock
------------------------------------------

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB"). This investment is carried at cost.

Real Estate Acquired In Settlement of Loans
-------------------------------------------

Real estate acquired in settlement of loans is carried at the lower of cost or fair value less estimated costs to dispose. Generally accepted accounting principles define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

Income Taxes
------------

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Bank's assets and liabilities result in deferred tax assets, applicable accounting standards require an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
------------

A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in Note K. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

Stock Compensation Plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings Per Common Share
-------------------------

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested shares in the Recognition and Retention Plan and are determined using the treasury stock method.

Basic and diluted earnings per common share for the year ended June 30, 1998 is based on unaudited net income earned from the date of Conversion, December 31, 1997, to the end of the fiscal year, divided by the weighted average number of shares outstanding during that period.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share (Continued)
-------------------------

Earnings per common share have been computed based on the following:

                                                                                             Years Ended June 30,
                                                                                             1999                1998
                                                                                          ----------          ----------

Average number of common shares outstanding used to calculate
basic earnings per common share                                                            1,990,342           2,027,555

Effect of dilutive options                                                                     2,062                   -

Effect of dilutive RRP shares                                                                    845                   -
                                                                                    ----------------    ----------------

Average number of common shares outstanding used to calculate
diluted earnings per common share                                                          1,993,249           2,027,555
                                                                                    ================    ================

Comprehensive Income
--------------------

The Company adopted SFAS 130, Reporting Comprehensive Income, as of July 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity, and the Company had none of the components of other comprehensive income at or during the years ended June 30, 1999 and 1998.

Recent Accounting Pronouncements
--------------------------------

FASB Statement on Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, this Statement was amended by SFAS No. 137 to defer the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management anticipates that the statement will have no material effect on the Company's consolidated financial statements.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:


                                                                              June 30, 1999
                                                 ------------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost               Gains             Losses               Value
                                                 ---------------   ----------------   -----------------   ---------------
Securities available for sale:
   Marketable equity securities                  $       450,000   $              -   $               -   $       450,000
                                                 ===============   ================   =================   ===============

Securities held to maturity:
   U. S. government securities and
     obligations of U. S. government
     agencies                                    $     3,600,000   $            281   $          61,526   $     3,538,755
   FHLMC mortgage-backed securities                       21,297                  -                 297            21,000
                                                 ---------------   ----------------   -----------------   ---------------

                                                 $     3,621,297     $          281    $         61,823   $     3,559,755
                                                 ===============     ==============    ================   ===============

                                                                              June 30, 1998
                                                 ------------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost               Gains             Losses               Value
                                                 ---------------   ----------------   -----------------   ---------------
Securities available for sale:
   Marketable equity securities                  $       200,000   $              -   $               -   $       200,000
                                                 ===============   ================   =================   ===============

Securities held to maturity:
   U. S. government securities and
    obligations of U. S. government
    agencies                                     $     3,300,000   $          5,408   $           4,467   $     3,300,941
   FHLMC mortgage-backed securities                       40,675                491               1,072            40,094
                                                 ---------------   ----------------   -----------------   ---------------

                                                 $     3,340,675   $          5,899   $           5,539   $     3,341,035
                                                 ===============   ================   =================   ===============

The amortized cost and fair values of securities held to maturity at June 30, 1999 by contractual maturity are shown below. Available-for-sale securities are not included in this table because they consist solely of equity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Securities Held to Maturity
                                                                                         ---------------------------------
                                                                                            Amortized            Fair
                                                                                              Cost               Value
                                                                                         --------------     --------------

     Due within one year                                                                 $            -     $            -
     Due after one year through five years                                                    3,621,297          3,559,755
     Due after five years through ten years                                                           -                  -
     Due after ten years                                                                              -                  -
                                                                                         --------------     --------------

                                                                                         $    3,621,297     $    3,559,755
                                                                                         ==============     ==============

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE B - INVESTMENT SECURITIES (Continued)

Proceeds from maturities and calls of investment securities held to maturity during the years ended June 30, 1999 and 1998 were $2,119,378 and $2,125,456, respectively. No gains or losses were realized on those maturities and calls. There were no sales of available-for-sale securities during the years ended June 30, 1999 or 1998.

Securities with a carrying value of $1,407,905 and $1,111,582 and a fair value of $1,389,326 and $1,111,838 at June 30, 1999 and 1998, respectively, were pledged to secure public monies on deposit as required by law.

The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment portfolio and other interest-earning assets at June 30, 1999. Marketable equity securities which have no stated maturities, and are readily available, are assumed to mature in less than one year, while FHLB common stock, a nonmarketable equity security, substantially all of which is required to be maintained, is assumed to mature in periods greater than ten years.


                                                                              Carrying value
                                                 -----------------------------------------------------------------------
                                                                   After one     After five
                                                   One year     year through    years through  After ten
                                                    or less       five years      ten years       years          Total
                                                 -------------  -------------   -----------  -------------  ------------
                                                                          (Dollars in thousands)

Securities available for sale:
     Marketable equity securities                $         450  $           -   $        -   $           -  $        450

Securities held to maturity:
     U. S. government and agency
        securities                                           -          3,600            -               -         3,600
     Mortgage-backed securities                              -             21            -               -            21

Other:
     Interest-earning balances in other
        banks                                              726              -            -               -           726
     Federal Home Loan Bank Stock                            -              -            -             524           524
                                                 -------------  -------------   ----------   -------------  ------------

Total                                            $       1,176  $       3,621   $        -   $         524  $      5,321
                                                 =============  =============   ==========   =============  ============



GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE B - INVESTMENT SECURITIES (Continued)

                                                                              Average Yield
                                               -------------------------------------------------------------------------
                                                               After one       After five
                                               One year      year through    years through   After ten
                                                or less       five years        ten years        years           Total
                                               -----------   -------------   -------------   -------------     ---------

Securities available for sale:
     Marketable equity securities                    7.48%               -               -               -         7.48%

Securities held to maturity:
     U. S. government and agency
        securities                                       -           5.92%               -               -         5.92%
     Mortgage-backed securities                          -           8.60%               -               -         8.60%

Other:
     Interest-earning balances in other banks        5.75%               -               -               -         5.75%
     Federal Home Loan Bank Stock                        -               -               -           7.75%         7.75%

Weighted average                                     6.41%           5.94%               -           7.75%         6.22%



NOTE C - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                1999                                 1998
                                                  -------------------------------    -----------------------------------
                                                                     Percentage                              Percentage
                                                       Amount         of total            Amount              of total
                                                  --------------     ---------       ----------------        -----------
       Type of loan
          Real estate loans:
              One-to-four family residential      $   55,385,112       85.99%        $     50,899,168           89.66%
              Commercial                               5,159,052        8.01%               3,153,027            5.55%
              Construction                             4,184,450        6.49%               3,759,400            6.62%
              Home improvement loans                   1,534,236        2.38%               1,325,487            2.34%
                                                  --------------     --------        ----------------       ----------

              Total real estate loans                 66,262,850      102.87%              59,137,082          104.17%

          Other loans:
              Commercial                                 272,316        0.43%                       -            -
              Consumer                                   278,452        0.43%                       -            -
              Loans secured by deposits                  262,956        0.41%                 326,236            0.58%
                                                  --------------     --------        ----------------       ----------

          Total other loans                              813,724        1.27%                 326,236            0.58%
                                                  --------------     --------        ----------------       ----------

          Total loans                                 67,076,574      104.14%              59,463,318          104.75%

       Less:
          Construction loans in process                2,017,568        3.13%               2,161,418            3.81%
          Allowance for loan losses                      443,951        0.69%                 353,643            0.62%
          Deferred loan origination fees,
              net of costs                               203,678        0.32%                 179,932            0.32%
                                                  --------------     --------        ----------------       ----------

                                                  $   64,411,377      100.00%        $     56,768,325          100.00%
                                                  ==============     ========        ================       ==========


GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE C - LOANS RECEIVABLE (Continued)


The allowance for loan losses is summarized as follows:

                                                                                          1999                1998
                                                                                    ----------------    ----------------

         Balance at beginning of year                                               $       353,643     $        303,381
         Provision for loan losses                                                           96,000               63,000
         Charge-offs                                                                         (5,692)             (12,738)
         Recoveries                                                                               -                    -
                                                                                    ---------------     ----------------

         Balance at end of year                                                     $       443,951     $        353,643
                                                                                    ===============     ================

The allocation of the allowance for loan losses is summarized as follows:



                                             1999                                              1998
                         ----------------------------------------------  -----------------------------------------------
                                          Percent of         Percent                          Percent          Percent
                                           allowance        of loans                         allowance        of loans
                           Amount of       to total         to gross         Amount of       to total         to gross
                           allowance       allowance          loans          allowance       allowance          loans
                         -------------  --------------  ---------------  --------------  ---------------  --------------
Real estate loans:
     One-to-four family
        residential      $     257,000          57.89%           82.57%  $      230,000           65.04%          85.60%
     Commercial                 51,000          11.49%            7.69%          25,000            7.07%           5.30%
     Construction               10,000           2.25%            6.24%          25,000            7.07%           6.32%
     Home improvement
        loans                    9,000           2.03%            2.29%          10,000            2.83%           2.23%
                         -------------  --------------  ---------------  --------------  ---------------  --------------

     Total real estate
        loans                  327,000          73.66%           98.79%         290,000           82.01%          99.45%
                         -------------  --------------  ---------------  --------------  ---------------  --------------

Other loans:
     Commercial                  1,000           0.23%            0.41%               -                -               -
     Consumer                    1,000           0.23%            0.41%               -                -               -
     Loans secured by
        deposits                 1,000           0.23%            0.39%           1,000            0.28%           0.55%
                         -------------  --------------  ---------------  --------------  ---------------  --------------

     Total other loans           3,000           0.69%            1.21%           1,000            0.28%           0.55%
                         -------------  --------------  ---------------  --------------  ---------------  --------------

Unallocated                    113,951          25.65%                -          62,643           17.71%               -
                         -------------  --------------  ---------------  --------------  ---------------  --------------

Total allowance for
     loan losses         $     443,951         100.00%          100.00%  $      353,643          100.00%         100.00%
                         =============  ==============  ===============  ==============  ===============  ==============



At  June  30,  1999  and  1998,  respectively,   the  Bank  had  loans  totaling
approximately $271,221 and $321,500 which were in a nonaccrual status.

Loans serviced for other investors amounted to $1,611,494 and $1,921,511 at June 30, 1999 and 1998, respectively.

At June 30, 1999, the Bank had mortgage loan commitments outstanding of $1,706,060, including loans of $1,015,400 to be originated at fixed interest rates ranging from 6.88% to 7.63%. In management's opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Bank and will be funded from normal sources of liquidity.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------




NOTE C - LOANS RECEIVABLE (Continued)

The Bank has had loan transactions with its directors and executive officers. Such loans were made in the ordinary course of business and also on substantially the same terms and collateral as those comparable transactions prevailing at the time and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of related party loan transactions is as follows:

                                                                                          1999                1998
                                                                                    ----------------    ----------------

         Balance at beginning of year                                               $        376,190    $         50,087
         Additional borrowings                                                                34,932             445,630
         Loan repayments                                                                     (39,017)           (119,527)
                                                                                    ----------------    ----------------

         Balance at end of year                                                     $        372,105    $        376,190
                                                                                    ================    ================


NOTE D - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                                          1999                1998
                                                                                    ----------------    ----------------

         Land                                                                       $        335,686    $         59,250
         Building and improvements                                                           316,090             316,090
         Furniture and equipment                                                             503,213             186,016
                                                                                    ----------------    ----------------

                                                                                           1,154,989             561,356
         Accumulated depreciation                                                           (414,977)           (349,590)
                                                                                    -----------------   ----------------

                                                                                    $        740,012    $        211,766
                                                                                    ================    ================


NOTE E - FEDERAL INSURANCE OF DEPOSITS

Eligible deposit accounts are insured up to $100,000 by the Federal Deposit Insurance Corporation.


NOTE F - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta, with weighted average interest rates, are as follows:

                                                                                                   June 30,
                                                                                             -------------------

                                                                                          1999                1998
                                                                                    ----------------    ----------------

      5.09% due on February 17, 2000                                                $      1,200,000    $              -
                                                                                    ================    ================

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE F - ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

At June 30, 1999, First Federal also had $4,600,000 available on a line of credit from the Federal Home Loan Bank. All advances are secured by a blanket floating lien on the Bank's one-to-four family residential mortgage loans.


NOTE G - DEPOSIT ACCOUNTS

A comparative summary of deposit accounts at June 30, 1999 and 1998 follows:

                                                            1999                                      1998
                                           -------------------------------------     -------------------------------------
                                                                    Weighted                                  Weighted
                                                Balance             Avg. Rate             Balance             Avg. Rate
                                           -------------------------------------     -------------------------------------
   Demand accounts:
     Regular passbook savings              $       2,093,942          2.79%          $      2,084,601             2.79%
     Money market passbook
       savings                                     5,434,617          4.33%                 5,735,798             4.16%
     Checking accounts                             6,055,340          4.82%                         -                  -
                                           -----------------                         ----------------
                                                  13,583,899          4.31%                 7,820,399             3.79%
   Certificates of deposit                        27,748,546          5.23%                28,843,037             5.70%
                                           -----------------                         ----------------

   Total deposit accounts                  $      41,332,445          4.93%          $     36,663,436             5.29%
                                           =================                         ================


A summary of  certificate  accounts  by  maturity  as of June 30,  1999  follows
(amounts in thousands):

                                                                    Less than           $100,000
                                                                    $100,000             or More              Total
                                                                ----------------    ---------------     ----------------
         One year or less                                       $         12,404    $         3,672     $         16,076
         More than one year to three years                                 4,247              1,185                5,432
         More than three years to five years                               6,057                  -                6,057
         More than five years                                                 84                100                  184
                                                                ----------------    ---------------     ----------------

         Total certificate accounts                             $         22,792    $         4,957     $         27,749
                                                                ================    ===============     ================

Interest expense on deposits for the years ended June 30 is summarized as follows:

                                                                                            1999              1998
                                                                                      ---------------    ---------------

         Checking accounts                                                            $        67,871    $             -
         Passbook savings accounts                                                             33,832             53,968
         Money market savings accounts                                                        139,225            214,614
         Certificates of deposit                                                            1,713,942          1,984,830
                                                                                      ---------------    ---------------

                                                                                            1,954,870          2,253,412
         Penalties for early withdrawal                                                        (2,152)            (5,417)
                                                                                      ----------------   ----------------

                                                                                        $    1,952,718     $     2,247,995
                                                                                        ==============     ===============

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE H - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Recognition and Retention Plan
------------------------------

At the Company's first annual meeting of stockholders held on January 7, 1999, the Company's stockholders approved the 1998 Recognition and Retention Plan (the "RRP). Under the RRP, 88,085 shares of common stock were reserved for issuance to key officers and directors. Upon approval of the RRP at the annual meeting, 76,192 shares of common stock were granted at a value of $12.00 per share at the date of grant. The Company funded the grants with 53,700 shares of previously purchased treasury stock and 22,492 shares of newly issued common stock. The Company will recognize compensation costs of $914,000 over the vesting period of the RRP shares granted, and is including such compensation costs in operations as rapidly as is permissible, resulting in the recognition of costs of $537,000 during the year ended June 30, 1999, and costs of $241,000, $106,000 and $30,000 during the years ending June 30, 2000, 2001 and 2002, respectively.

Stock Option Plan
-----------------

At the Company's annual meeting, held on January 7, 1999, the stockholders approved the Great Pee Dee Bancorp, Inc. Stock Option Plan (the "SOP"). The SOP provides for the issuance to directors, officers, and employees of the Bank options to purchase up to 220,212 shares of the Company's common stock. Upon approval of the SOP, the Company granted options to purchase 190,484 shares of the Company's common stock at an exercise price of $12.00 per share, including 66,064 options granted to the Company's directors and 124,420 options granted to the Company's executive officers and employees. Options granted to directors were fully vested on the date of grant. Options granted to executive officers and employees vested one-third on the date of grant and will vest one-third annually thereafter. All options will expire if not exercised within ten years from the date of grant. None of the options were exercised during the year ended June 30, 1999. At such date, options to purchase 107,537 shares at $12.00 per share were exercisable. As permitted by SFAS No. 123, the Company has applied APB Opinion No. 25 for measurement of stock-based compensation in the accompanying financial statements. If the Company had used the fair value based method of accounting for stock-based compensations, operating results for the year ended June 30, 1999 would have been affected as set forth below:

                                                                                     As Reported            Pro Forma
                                                                                   ---------------        -------------
       Net income                                                                  $       889,889        $     547,252

       Net income per share, basic and diluted                                     $          0.45        $        0.27


In determining the pro forma disclosures above, the fair value of options granted was estimated to be $2.67 per option as of the grant date under the Black-Scholes Option Pricing Model using the following assumptions: a risk-free interest rate of 5.25%, a dividend yield of 3.00%, an expected life of 7 years, and a volatility ratio of 20%. The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE H - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employee Stock Ownership Plan
-----------------------------

In the mutual to stock conversion, the First Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") purchased 174,570 shares of the common stock of Great Pee Dee Bancorp, Inc. sold in the public offering at a total cost of $1,745,700. The ESOP executed a note payable to Great Pee Dee Bancorp, Inc. for the full price of the shares purchased. The note is to be repaid over ten years in quarterly installments of principal and interest. Interest is based upon the prime rate and will be adjusted annually. Dividends, if any, paid on shares held by the ESOP may be used to reduce the loan. Dividends paid on unallocated shares held by the ESOP are not reported as dividends in the financial statements. The note may be prepaid without penalty. The unallocated shares of stock held by the ESOP are pledged as collateral for the note. The ESOP is funded by contributions made by the Bank in amounts sufficient to retire the debt. At June 30, 1999, the outstanding balance of the note is $1,561,284 and is included in unearned compensation as a reduction of stockholders' equity.

Shares released as the debt is repaid and earnings from the common stock held by the ESOP are allocated among active participants on the basis of compensation in the year of allocation. Benefits become 100% vested after five years of credited service. Forfeitures of nonvested benefits will be reallocated among remaining participating employees in the same proportion as contributions.

Expense of $138,515 has been incurred in connection with the ESOP during the year ended June 30, 1999. The expense includes, in addition to the cash contribution necessary to fund the ESOP, $20,092 which represents the difference between the fair market value of the shares which have been released or committed to be released to participants and the cost of these shares to the ESOP for the year ended June 30, 1999. The Bank has credited this amount to additional paid-in capital.

At June 30, 1999, 18,442 shares held by the ESOP have been released or committed to be released to the plan's participants for purposes of computing earnings per share. The fair value of the unallocated shares amounted to approximately $2.0 million at June 30, 1999.

Deferred Compensation Plan
--------------------------

The Bank has a deferred compensation plan for certain officers whereby the executive officers can make elective deferrals in lieu of receiving a portion of the salary to which they otherwise would be entitled. This plan is not entitled to favorable tax treatment under current law. Related deferred income tax benefits are included in the accompanying financial statements. Expenses associated with this plan were $-0- and $2,700 for the years ended June 30, 1999 and 1998, respectively.

401(k) Retirement Plan
----------------------

The Bank maintains for the benefit of its eligible employees a 401(k) plan. Under the plan, the Bank matches fifty-percent of participant's elective contributions up to an additional one and one-half percent of base compensation. The only eligibility requirement is completion of one year's full-time service. At June 30, 1999 and 1998, substantially all full-time employees are eligible and are covered by the plan. 401(k) contributions are funded when accrued. The total 401(k) retirement plan expense was $6,387 and $11,763 for the years ended June 30, 1999 and 1998, respectively.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------

NOTE I - STOCK REPURCHASE PLAN

During the year ended June 30, 1999, the Company's Board of Directors adopted stock repurchase plans under which the Company is authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at times deemed appropriate. Under the plans, the Company could repurchase up to 10% of the outstanding common stock. During the year ended June 30, 1999, the Company repurchased 192,364 shares of its common stock at an aggregate cost of $2,503,891 of which 53,700 were reissued as grants under the RRP and 138,664 are held as treasury stock at June 30, 1999.


NOTE J - CHARITABLE FOUNDATION

In connection with the mutual to stock conversion, the Holding Company formed a charitable foundation to which it contributed 20,000 shares of its common stock. Charitable contributions for the year ended June 30, 1998 include a charge of $200,000 for this contribution.


NOTE K - INCOME TAXES

The components of income tax expense are as follows for the years ended June 30, 1999 and 1998:

                                                                                            1999              1998
                                                                                      ---------------    ---------------

         Current tax expense                                                          $       626,127    $       683,819
         Deferred tax benefit                                                                (137,727)          (100,871)
                                                                                      ---------------    ----------------

         Provision for income taxes                                                   $       488,400    $       582,948
                                                                                      ===============    ===============



The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended June 30, 1999 and 1998:

                                                                                            1999              1998
                                                                                      ---------------    ---------------

         Income tax at federal statutory rate                                         $       468,618    $       505,819
         State income tax, net of federal tax benefit                                          34,121             45,615
         ESOP expense differences                                                               7,635             13,810
         Other                                                                                (21,974)            17,704
                                                                                      ----------------   ---------------

         Provision for income taxes                                                   $       488,400    $       582,948
                                                                                      ===============    ===============

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE K - INCOME TAXES (Continued)

Deferred tax assets and liabilities arising from temporary differences at June 30, 1999 and 1998 are summarized as follows:

                                                                                            1999              1998
                                                                                      ---------------    ---------------

         Deferred tax assets relating to:
            Deferred compensation                                                     $       196,470    $        77,159
            Allowance for loan losses                                                         164,703            129,285
            Charitable contributions carryforward                                              52,471             66,370
                                                                                      ---------------    ---------------

            Gross deferred tax assets                                                         413,644            272,814
            Valuation allowance                                                                     -                  -
                                                                                      ---------------    ---------------

            Total deferred tax assets                                                         413,644            272,814
                                                                                      ---------------    ---------------

         Deferred tax liabilities relating to:
            Premises and equipment                                                            (41,258)           (38,078)
            FHLB stock dividends                                                              (72,314)           (72,390)
                                                                                      ---------------    ---------------

            Total deferred tax liabilities                                                   (113,572)          (110,468)
                                                                                      ----------------   ---------------

            Net deferred tax asset                                                    $       300,072    $       162,346
                                                                                      ===============    ===============

Retained earnings at June 30, 1999 includes approximately $1.7 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only.
Reductions of the amount so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

During 1996, Congress enacted certain tax legislation that exempted thrift institutions from being taxed on these pre-1987 bad debt reserves. Further, the use of the reserve method is now required for all thrifts. The Bank is recapturing $20,000 of its bad debt reserve created in prior years by using the percentage of taxable income method, requiring payment of additional income taxes of approximately $8,000. Deferred income taxes have been previously established for the taxes arising from the reserve recapture, and thus the ultimate payment of the taxes will not result in a charge to earnings.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------


NOTE L - REGULATORY MATTERS

Capital Requirements
--------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted assets (as defined) and of tangible capital to adjusted assets. Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category. A reconciliation of stockholders' equity to the Bank's regulatory capital at June 30, 1999 is as follows.


     Consolidated stockholders' equity                                                   $      29,813,127
     Less separate equity of Great Pee Dee Bancorp, Inc.                                        (6,599,629)
                                                                                         ------------------
     Tier 1 and tangible capital                                                                23,213,498
     Add general loan loss allowance                                                               443,951
                                                                                         -----------------

     Risk-based capital                                                                  $      23,657,449
                                                                                         =================

The Bank's regulatory capital amounts and ratios are presented below.

                                                                                                         To be well
                                                                                                      capitalized under
                                                                              For capital             prompt corrective
                                                   Actual                 adequacy purposes           action provisions
                                           ----------------------    ------------------------     ------------------------
                                              Amount       Ratio           Amount       Ratio          Amount       Ratio
                                           -------------   ------    -------------   --------     -----------       ------

As of June 30, 1999
    Total Capital
      (to Risk Weighted Assets)            $  23,657,449    68.7%    > $ 2,754,867   >  8.0%   >$ 3,443,584        >  10.0%
                                           -                         -               -         -                   -
    Tier 1 Capital
      (to Risk Weighted Assets)               23,213,498    67.4%    >   1,377,434   >  4.0%   >  2,066,150        >   6.0%
                                                                     -               -         -                   -
    Tier 1 Capital
      (to Adjusted Assets)                    23,213,498    33.3%    >   2,091,606   >  3.0%   >  3,486,010        >   5.0%
                                                                     -               -         -                   -
    Tangible Capital
      (to Adjusted Assets)                    23,213,498    33.3%    >   1,045,803   >  1.5%           N/A             N/A
                                                                     -               -

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------



NOTE M - CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK


The Bank generally originates single-family residential loans within its primary lending area of Chesterfield County and surrounding counties. The Bank's underwriting policies require such loans to be made at no greater than 80% loan-to-value based upon appraised values unless private mortgage insurance is obtained. These loans are secured by the underlying properties.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit on mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

A summary of the approximate contract amount of the Bank's exposure to off-balance sheet risk as of June 30, 1999 is as follows:

         Financial instruments whose contract amounts represent credit risk:
                Commitments to extend credit, mortgage loans                                  $    1,706,060
                Undisbursed construction loans in process                                          2,017,568


NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The Bank has implemented Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS 107"), which requires disclosure of the estimated fair values of the Bank's financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value. Such instruments include cash, interest-earning balances, federal funds sold, investment securities, loans, stock in the Federal Home Loan Bank of Atlanta, deposit accounts, advances from Federal Home Loan Bank, and commitments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash on hand and in banks, interest-earning balances in other banks, and federal funds sold

          The carrying amounts for these approximate fair value because of the short maturities of those instruments.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------



NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

         Investment Securities

            Fair value for investment securities equals quoted market price if such information is available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans

           For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Loans Held for Sale

            Fair value for loans held for sale is determined by available market prices.

         Stock in Federal Home Loan Bank of Atlanta

            The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based on the unpaid principal of home mortgage loans.

         Deposit Liabilities

            The fair value of savings deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

         Advances from Federal Home Loan Bank

           The fair value of these advances is based upon the discounted value using current rates at which borrowings of similar maturity could be obtained.

         Financial Instruments with Off-Balance Sheet Risk

            With regard to financial instruments with off-balance sheet risk discussed in Note M, it is not practicable to estimate the fair value of future financing commitments.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------



NOTE N - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Bank's financial instruments, none of which are held for trading purposes, are as follows at June 30, 1999 and 1998:

                                                                 1999                                  1998
                                                   ----------------------------------   --------------------------------
                                                       Carrying          Estimated          Carrying        Estimated
                                                        amount          fair value           amount        fair value
                                                   ---------------    ---------------   ----------------  --------------
      Financial assets:
        Cash, interest-earning balances, federal
           funds sold                              $     1,583,470    $     1,583,470   $      6,923,720  $    6,923,720
        Investment securities                            4,071,297          4,009,755          3,540,675       3,541,035
        Loans receivable                                64,411,377         64,700,000         56,768,325      57,350,000
        Loans held for sale                                525,000            525,000                  -               -
        Stock in Federal Home Loan Bank of
           Atlanta                                         524,000            524,000            495,200         495,200
      Financial liabilities:
        Deposits                                        41,332,445         41,400,000         36,663,436      36,820,000
        Advances from Federal Home Loan Bank             1,200,000          1,195,000                  -               -


NOTE O - PLAN OF CONVERSION

On July 14, 1997, the Board of Directors of the Bank adopted a Plan of Holding Company Conversion whereby the Bank converted from a federally-charted mutual savings and loan association to a federally-chartered stock savings association (the "Bank") and became a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc. (the "Company" or "Holding Company") a holding company formed in connection with the conversion. On December 31, 1997, First Federal completed its conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association. The conversion occurred through the sale of 2,182,125 shares of common stock ($.01 par value) of Great Pee Dee Bancorp, Inc. Total proceeds of $21,821,250 were reduced by conversion expenses of $746,869. Great Pee Dee Bancorp, Inc. paid $10,550,000 to First Federal in exchange for the common stock of First Federal issued in the conversion, and retained the balance of the net conversion proceeds. The transaction was recorded as an "as-if" pooling with assets and liabilities recorded at historical cost.

At the time of conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the conversion cannot be paid from this liquidation account

The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
--------------------------------------------------------------------------------



NOTE P - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of Great Pee Dee Bancorp, Inc. as of and for the periods ended June 30, 1999 and 1998:

                                    Condensed Statements of Financial Condition
                                              June 30, 1999 and 1998


                                                                                           1999               1998
                                                                                    -----------------   -----------------
   Assets:
     Cash on hand and in banks                                                      $         73,459    $               -
     Interest bearing balances in other banks                                                 19,330                    -
     Investment securities, available for sale                                               450,000              200,000
     Note receivable from First Federal                                                    5,950,483            8,646,931
     Investment in First Federal                                                          23,213,498           22,556,437
     Accrued interest receivable                                                               8,665                1,115
     Other assets                                                                             97,692               70,552
                                                                                    ----------------    -----------------

                                                                                    $     29,813,127    $      31,475,035
                                                                                    ================    =================
   Stockholders' equity:
     Common stock                                                                   $         22,246    $          22,021
     Additional paid-in capital                                                           21,530,265           21,292,979
     ESOP loan receivable and unearned compensation                                       (1,938,390)          (1,682,319)
     Retained earnings                                                                    12,006,012           11,842,354
     Treasury stock                                                                       (1,807,006)
                                                                                    ----------------    -----------------

                                                                                    $     29,813,127    $      31,475,035
                                                                                    ================    =================


                                        Condensed Statements of Operations
                    Year Ended June 30, 1999 and Period from  December  31, 1997 to June 30, 1998

                                                                                           1999               1998
                                                                                    -----------------   -----------------

   Equity in earnings of subsidiary                                                 $         648,980   $         605,350
   Interest and other income                                                                  529,207             303,147
   Operating expenses                                                                        (141,898)           (236,003)
   Income taxes                                                                              (146,400)            (25,448)
                                                                                    -----------------   -----------------

   Net income                                                                       $         889,889   $         647,046
                                                                                    =================   =================

                           GREAT PEE DEE BANCORP, INC.
                            COMMON STOCK INFORMATION
--------------------------------------------------------------------------------


The Company's stock began trading on December 31, 1997. There are 2,085,953 shares of common stock outstanding which were held by approximately 450 stockholders of record (excluding shares held in street name) on June 30, 1999. The Company's common stock is quoted on the NASDAQ National market under the symbol "PEDE". The following table reflects the stock trading and dividend payment frequency of the Company for the years ended June 30, 1999 and 1998.

                                                                             Stock Price                      Dividends
                                                               --------------------------------------
                                                                       High                  Low              per share
                                                               -------------------   ----------------    ----------------
For the year ended June 30, 1999:

First Quarter Ending September 30                              $             16.63   $          10.88    $           0.09
Second Quarter Ending December 31                              $             14.00   $          10.75    $           0.09
Third Quarter Ending March 31                                  $             13.88   $          11.75    $           0.09
Fourth Quarter Ending June 30                                  $             13.00   $          11.38    $           0.09

For the year ended June 30, 1998:

First Quarter Ending September 30                              $                 -   $              -    $              -
Second Quarter Ending December 31                              $                 -   $              -    $              -
Third Quarter Ending March 31                                  $             16.25   $          14.75    $              -
Fourth Quarter Ending June 30                                  $             17.38   $          14.75    $          0.075


                           GREAT PEE DEE BANCORP, INC.
                              CORPORATE INFORMATION
-------------------------------------------------------------------------------


                               EXECUTIVE OFFICERS

Herbert W. Watts                  John S. Long                  Johnnie L. Craft
President and CEO             Vice President and COO           Secretary and CFO


                                  DIRECTORS

      Robert M. Bennett - Chairman                     William R. Butler
    President, Bennett Motor Company                 Owner, P & H Pharmacy

        James C. Crawford, III                        Henry P. Duvall, IV
      COO, B.C. Moore & Sons, Inc.                Retired Corporate Executive

                               Cornelius B. Young
                           Retired Corporate Executive

STOCK TRANSFER AGENT                                    ANNUAL MEETING

Registrar and Transfer Company           The annual meeting of stockholders of
     10 Commerce Drive                   Great Pee Dee Bancorp, Inc. will be
 Cranford, New Jersey 07016              held at 2:00 p.m. on October 19, 1999
                                         at the Matheson Memorial Library,
                                         Huger Street, Cheraw, SC.

   SPECIAL LEGAL COUNSEL
                                                    FORM 10-KSB
Luse Lehman Gorman Pomerenk & Schick
 5335 Wisconsin Ave. N.W., Suite 400     A  copy  of  Form  10-KSB  as  filed
      Washington, DC 20015               with  the  Securities  and  Exchange
                                         Commission will be furnished without
                                         charge to the Company's  stockholders
                                         for the Company's most recent fiscal
                                         year upon written  request to Herbert
                                         W. Watts,  President, Great Pee Dee
                                         Bancorp,  Inc.,  515 Market  Street,
                                         Cheraw, SC  29520.


    INDEPENDENT AUDITORS
                                                 CORPORATE OFFICE
      Dixon Odom PLLC
      408 Summit Drive                          515 Market Street
      Sanford, NC 2733                          Cheraw, SC 29520



                              DISCLAIMER

This annual report has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

                                   EXHIBIT 21

                                                    EXHIBIT 21


                                            SUBSIDIARIES OF REGISTRANT


Subsidiary                                                                 Percent Owned
----------                                                                 -------------

First Federal Savings and Loan Association of Cheraw                       100% Owned by Company

                                                    EXHIBIT 23

                                          [LETTERHEAD OF DIXON ODOM PLLC]





                                          Consent of Independent Auditors


To the Board of Directors
Great Pee Dee Bancorp, Inc.
Cheraw, South Carolina


     We consent to the incorporation by reference in the Registration Statement of Great Pee Dee Bancorp, Inc. on Form S-8 (No. 333-79339) of our report dated August 13, 1999 on the consolidated statements of financial condition of Great Pee Dee Bancorp, Inc. and Subsidiary as of and for the years ended June 30, 1999 and 1998, which appears in the 1999 Annual Report of Form 10-KSB of Great Pee Dee Bancorp, Inc.


/s/ Dixon Odom PLLC


Sanford, North Carolina
September 20, 1999
                                                            26