Form 10QSB
period 1999-09-30
GREAT PEE DEE BANCORP INC
filed 1999-11-12
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                        For the transition period ended


                        Commission File Number 0-23521


                          GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                      56-2050592
----------------------------------------            ----------------------------
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

As of November 3, 1999, 1,972,677 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                        Page No.
                                                                        --------
Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            September 30, 1999 and June 30, 1999......................       3

            Consolidated Statements of Operations
            Three Months Ended September 30, 1999 and 1998............       4

            Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1999 and 1998............       5

            Notes to Consolidated Financial Statements................       6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................       7

Part II. Other Information

            Item 6. Exhibits and Reports on Form 8-K..................      10

Part l. Financial Information
Item 1 - Financial Statements
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                     September 30,
                                                                         1999            June 30,
ASSETS                                                                (Unaudited)          1999*
                                                                     -------------     -------------
                                                                             (In Thousands)
Cash on hand and in banks                                            $         942     $         857
Interest-bearing balances in other banks                                       506               726
Investment securities available for sale, at fair value                        536               450
Investment securities held to maturity, at amortized cost                    4,100             3,621
Loans held for sale                                                            137               525
Loans receivable, net                                                       66,218            64,411
Accrued interest receivable                                                    361               357
Premises and equipment, net                                                    749               740
Stock in the Federal Home Loan Bank, at cost                                   524               524
Real estate acquired in settlement of loans                                     33                33
Other assets                                                                   307               357
                                                                     -------------     -------------

                                                       TOTAL ASSETS  $      74,413     $      72,601
                                                                     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                  $      41,413     $      41,332
   Advances from Federal Home Loan Bank                                      4,200             1,200
   Accrued interest payable                                                     50                51
   Advance payments by borrowers for property taxes and insurance               76                63
   Accrued expenses and other liabilities                                      123               142
                                                                     -------------     -------------

                                                  TOTAL LIABILITIES         45,862            42,788
                                                                     -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                 -                 -
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                  22                22
   Additional paid in capital                                               21,582            21,530
   Unearned compensation                                                    (1,825)           (1,938)
   Retained earnings, substantially restricted                              12,052            12,006
                                                                     -------------     -------------
                                                                            31,831            31,620
   Cost of common stock in treasury, 251,940 and
     138,664 shares, respectively                                           (3,280)           (1,807)
                                                                     -------------     -------------

                                         TOTAL STOCKHOLDERS' EQUITY         28,551            29,813
                                                                     -------------     -------------

                                              TOTAL LIABILITIES AND
                                               STOCKHOLDERS' EQUITY  $      74,413     $      72,601
                                                                     =============     =============

* Derived from audited financial statements

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                    1999             1998
                                                                                -------------    -------------
                                                                                     (In Thousands Except
                                                                                      Per Share Amounts)
INTEREST INCOME
   Loans                                                                        $       1,213    $       1,099
   Investments                                                                             78               64
   Deposits in other banks and federal funds sold                                          22               85
                                                                                -------------    -------------

                                                        TOTAL INTEREST INCOME           1,313            1,248
                                                                                -------------    -------------

INTEREST EXPENSE
   Savings deposits                                                                       503              490
   Borrowed funds                                                                          41                -
                                                                                -------------    -------------

                                                       TOTAL INTEREST EXPENSE             544              490
                                                                                -------------    -------------

                                                          NET INTEREST INCOME             769              758

PROVISION FOR LOAN LOSSES                                                                   -               48
                                                                                -------------    -------------

                                                    NET INTEREST INCOME AFTER
                                                    PROVISION FOR LOAN LOSSES             769              710
                                                                                -------------    -------------

NON-INTEREST INCOME                                                                        23                8
                                                                                -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                                                        249              141
   Occupancy                                                                               31               20
   Deposit insurance premiums                                                               6                6
   Other                                                                                   91               91
                                                                                -------------    -------------

                                                  TOTAL NON-INTEREST EXPENSES             377              258
                                                                                -------------    -------------

                                                   INCOME BEFORE INCOME TAXES             415              460

PROVISION FOR INCOME TAXES                                                                153              173
                                                                                -------------    -------------

                                                                   NET INCOME   $         262    $         287
                                                                                =============    =============

NET INCOME PER SHARE
   Basic                                                                        $        .14     $        .14
   Assuming dilution                                                                     .14              .14

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                           1,829,860         2,034,492
   Assuming dilution                                                               1,839,967         2,034,492

CASH DIVIDEND PER SHARE                                                         $        .09     $         .09


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                  1999             1998
                                                                              -------------    -------------
                                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $         262    $         287
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                                                      31               12
       Provision for loan losses                                                          -               48
       Release of ESOP shares                                                            37               30
       Amortization of stock awards under recognition
         and retention plan                                                              83                -
       Decrease in loans held for sale                                                  388                -
       Change in assets and liabilities:
         Increase in accrued interest receivable                                         (4)             (28)
         Increase (decrease) in accrued interest payable                                 (1)               6
         Other                                                                           31               86
                                                                              -------------    -------------

                                                       NET CASH PROVIDED BY
                                                       OPERATING ACTIVITIES             827              441
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                           (86)               -
     Held to maturity investment securities                                            (479)             (34)
   Net increase in loans                                                             (1,807)          (2,913)
   Purchases of property and equipment                                                  (40)            (178)
                                                                              -------------    -------------

                                                              NET CASH USED
                                                    BY INVESTING ACTIVITIES          (2,412)          (3,125)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits                                                    1,676              295
   Net increase (decrease) in certificate accounts                                   (1,595)             263
   Proceeds from FHLB advances                                                        3,000                -
   Increase in advances from borrowers                                                   13                4
   Purchase of treasury stock                                                        (1,473)            (210)
   Cash dividends paid                                                                 (171)            (182)
                                                                              -------------    -------------

                                                          NET CASH PROVIDED
                                                    BY FINANCING ACTIVITIES           1,450              170
                                                                              -------------    -------------

                                                      NET DECREASE IN CASH
                                                       AND CASH EQUIVALENTS            (135)          (2,514)

CASH AND CASH EQUIVALENTS, BEGINNING                                                  1,583            6,923
                                                                              -------------    -------------

                                          CASH AND CASH EQUIVALENTS, ENDING   $       1,448    $       4,409
                                                                              =============    =============

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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


NOTE C - ACQUISITION OF BRANCH OFFICE

On November 5, 1999, the Company announced the signing of a definitive agreement by which First Federal will purchase from Coastal Federal Savings Bank its branch office located in Florence, South Carolina. The Coastal Federal Savings Bank branch office in Florence has total deposits of approximately $23 million. The purchase is expected to be completed during the first calendar quarter of 2000, pending regulatory approval and certain other conditions of closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

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

Comparison of Financial Condition at September 30, 1999 and June 30, 1999

The Company's total assets increased by $1.8 million during the three months ended September 30, 1999, from $72.6 million at June 30, 1999 to $74.4 million at the period end. Substantially all of this asset growth consisted of net loans receivable, which increased from $64.4 million at June 30, 1999 to $66.2 million at September 30, 1999. An increase of $3 million in Federal Home Loan Bank advances, together with cash of $827,000 generated by operations, were the primary sources for funding of the increase in loans receivable and for stock repurchases during the quarter. During the quarter ended September 30, 1999, the Company purchased 113,276 treasury shares at a total cost of approximately $1.5 million. Total stockholders' equity was $28.6 million at September 30, 1999 as compared with $29.8 million at June 30, 1999, a decrease of $1.3 million which resulted principally from the purchase of treasury shares. At September 30, 1999, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net Income. Net income for the quarter ended September 30, 1999 was $262,000, or $.14 per share, as compared with net income of $287,000, also $.14 per share, for the three months ended September 30, 1998, a decrease of $25,000. This decrease resulted principally from the recognition during the current quarter of costs of $83,000 associated with the Recognition and Retention Plan, offsetting an increase of $59,000 in net interest income after the provision for loan losses. The reduction in net income for the quarter did not reduce net income per share below the level of the prior year's quarter because share repurchases have resulted in a reduction in the weighted average shares outstanding.

Net Interest Income. Net interest income for the quarter ended September 30, 1999 was $769,000 as compared with $758,000 during the quarter ended September 30, 1998, an increase of $11,000. As a result of a decrease in the Company's average cost of funds, the net interest margin increased from 2.11% during the quarter ended September 30, 1998 to 2.51% for the quarter ended September 30, 1999. The effects of this increased margin, however, were largely offset by a decrease of $3.4 million in the average balance of net interest earning assets during the current quarter as compared with the corresponding quarter of the previous year. This decrease in net interest earning assets resulted principally from the purchase of treasury shares.

Provision for Loan Losses. There was no provision for loan losses made during the quarter ended September 30, 1999, as compared with a provision of $48,000 for the quarter ended September 30, 1998. There were no net loan charge-offs during the quarter ended September 30, 1999. At September 30, 1999, nonaccrual loans aggregated $204,000 while the allowance for loan losses stood at $444,000.

Non-Interest Expenses. Non-interest expenses increased to $377,000 during the quarter ended September 30, 1999 as compared with $258,000 for the quarter ended September 30, 1998, an increase of $119,000. Direct costs of $83,000 relating to the Company's RRP, adopted and implemented in January of 1999, were the largest single component of this overall expense increase. In addition, occupancy costs increased by $11,000, principally as a result of higher costs associated with the Bank's renovated office facilities and certain costs and expenses related to the Company's Year 2000 systems upgrades.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.9% and 39.8% for the quarters ended September 30, 1999 and 1998, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At September 30, 1999, First Federal's liquidity, as measured for regulatory purposes, was 8.3%, or $2.1 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 1999, First Federal's level of capital substantially exceeded all applicable requirements.

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

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits.

           (27) Financial data schedule

       (b) Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GREAT PEE DEE BANCORP, INC.


Date:   November 9 1999                  By: /s/ Herbert W. Watts
                                             -----------------------------------
                                             Herbert W. Watts
                                             Chief Executive Officer



Date:   November 9 1999                  By: /s/ Johnnie L. Craft
                                             -----------------------------------
                                             Johnnie L. Craft
                                             Chief Financial Officer