Form 10QSB
period 1999-12-31
GREAT PEE DEE BANCORP INC
filed 2000-02-01
CIK 1046587

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                     --------------------------------------

                         Commission File Number 0-23521
                                               ---------


                           GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                        56-2050592
-------------------------------                   ------------------------------
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
Yes   X    No
    -----     ------

As of January 21, 2000, 1,874,277 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                        Page No.
                                                                        --------

Part 1.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            December 31, 1999 and June 30, 1999........................    3

            Consolidated Statements of Operations
            Three Months and Six Months Ended December 31, 1999
            and 1998...................................................    4

            Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1999 and 1998................    5

            Notes to Consolidated Financial Statements.................    6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    7

Part II.  Other Information

            Item 4. Submission of Matters to a Vote of Security
                    Holders............................................   11

            Item 6. Exhibits and Reports on Form 8-K...................   11

Part 1. Financial Information
Item 1 - Financial Statements
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                         December 31,
                                                            1999      June 30,
ASSETS                                                   (Unaudited)    1999*
                                                         -----------  ---------
                                                             (In Thousands)

Cash on hand and in banks                                   $   940    $   857
Interest-bearing balances in other banks                      1,060        726
Investment securities available for sale, at fair value         469        450
Investment securities held to maturity, at amortized cost     4,018      3,621
Loans held for sale                                             157        525
Loans receivable, net                                        68,237     64,411
Accrued interest receivable                                     458        357
Premises and equipment, net                                     733        740
Stock in the Federal Home Loan Bank, at cost                    524        524
Real estate acquired in settlement of loans                      23         33
Other assets                                                    420        357
                                                            -------    -------

                                             TOTAL ASSETS   $77,039    $72,601
                                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                           $41,530    $41,332
 Advances from Federal Home Loan Bank                         7,900      1,200
 Accrued interest payable                                        49         51
 Advance payments by borrowers for property taxes and
  insurance                                                      47         63
 Accrued expenses and other liabilities                          56        142
                                                            -------    -------

                                        TOTAL LIABILITIES    49,582     42,788
                                                            -------    -------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
  authorized, no shares issued and outstanding                    -          -
 Common stock, $.01 par value, 3,600,000
  shares authorized; 2,224,617 shares issued                     22         22
 Additional paid in capital                                  21,607     21,530
 Unearned compensation                                       (1,710)    (1,938)
 Retained earnings, substantially restricted                 12,126     12,006
 Unrealized holding loss, net of tax                            (20)         -
                                                            -------    -------
                                                             32,025     31,620
 Cost of common stock in treasury, 350,340 and
  138,664 shares, respectively                               (4,568)    (1,807)
                                                            -------    -------

                               TOTAL STOCKHOLDERS' EQUITY    27,457     29,813
                                                            -------    -------

                                    TOTAL LIABILITIES AND
                                     STOCKHOLDERS' EQUITY   $77,039    $72,601
                                                            =======    =======

* Derived from audited financial statements

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                      Three Months Ended       Six Months Ended
                                         December 31,            December 31
                                    ----------------------  -----------------------
                                       1999        1998        1999         1998
                                    ----------  ----------  -----------  ----------
                                                 (In Thousands Except
                                                  Per Share Amounts)
INTEREST INCOME
 Loans                              $    1,293  $    1,129   $    2,506  $    2,228
 Investments                                81          69          159         133
 Deposits in other banks and
  federal funds sold                        14          45           36         130
                                    ----------  ----------   ----------  ----------

  TOTAL INTEREST INCOME                  1,388       1,243        2,701       2,491
                                    ----------  ----------   ----------  ----------

INTEREST EXPENSE
 Savings deposits                          503         486        1,006         976
 Borrowed funds                             89           -          130           -
                                    ----------  ----------   ----------  ----------

  TOTAL INTEREST EXPENSE                   592         486        1,136         976
                                    ----------  ----------   ----------  ----------

     NET INTEREST INCOME                   796         757        1,565       1,515

PROVISION FOR LOAN LOSSES                    -          48            -          96
                                    ----------  ----------   ----------  ----------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                796         709        1,565       1,419
                                    ----------  ----------   ----------  ----------

NON-INTEREST INCOME                         31          24           54          32
                                    ----------  ----------   ----------  ----------

NON-INTEREST EXPENSES
 Personnel costs                           248         162          497         303
 Occupancy                                  34          27           65          47
 Deposit insurance premiums                  6           5           12          11
 Other                                     105         106          196         197
                                    ----------  ----------   ----------  ----------

  TOTAL NON-INTEREST EXPENSES              393         300          770         558
                                    ----------  ----------   ----------  ----------

   INCOME BEFORE INCOME TAXES              434         433          849         893

PROVISION FOR INCOME TAXES                 164         167          317         340
                                    ----------  ----------   ----------  ----------

                   NET INCOME       $      270  $      266   $      532  $      553
                                    ==========  ==========   ==========  ==========

NET INCOME PER SHARE
 Basic                              $      .15  $      .13   $      .30  $      .27
 Assuming dilution                         .15         .13          .30         .27

WEIGHTED AVERAGE SHARES
 OUTSTANDING
 Basic                               1,746,100   2,007,154    1,790,556   2,021,117
 Assuming dilution                   1,751,029   2,007,154    1,798,177   2,021,117

CASH DIVIDEND PER SHARE             $      .10  $      .09   $      .19  $      .18

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                              Six Months Ended
                                                                December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $   532   $   553
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                   42        23
   Provision for loan losses                                       -        96
   Release of ESOP shares                                         77        60
   Amortization of stock awards under recognition
    and retention plan                                           166         -
   Decrease in loans held for sale                               368         -
   Change in assets and liabilities:
    Increase in accrued interest receivable                     (101)      (36)
    Decrease in accrued interest payable                          (2)       (2)
    Other                                                       (118)     (134)
                                                             -------   -------

                                     NET CASH PROVIDED BY
                                     OPERATING ACTIVITIES        964       560
                                                             -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
  Available for sale investment securities                       (50)     (162)
  Held to maturity investment securities                        (500)     (228)
 Proceeds from maturities of held-to-maturity investments        103         -
 Net increase in loans                                        (3,826)   (3,803)
 Purchases of property and equipment                             (35)     (487)
 Other                                                           (10)        -
                                                             -------   -------

                                            NET CASH USED
                                  BY INVESTING ACTIVITIES     (4,318)   (4,680)
                                                             -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits                                 922       856
 Net increase (decrease) in certificate accounts                (724)      469
 Proceeds from FHLB advances                                   6,700         -
 Increase in advances from borrowers                             (16)      (12)
 Purchase of treasury stock                                   (2,761)     (766)
 Cash dividends paid                                            (350)     (363)
                                                             -------   -------

                                        NET CASH PROVIDED
                                  BY FINANCING ACTIVITIES      3,771       184
                                                             -------   -------

                               NET INCREASE (DECREASE) IN
                                CASH AND CASH EQUIVALENTS        417    (3,936)

CASH AND CASH EQUIVALENTS, BEGINNING                           1,583     6,923
                                                             -------   -------

                        CASH AND CASH EQUIVALENTS, ENDING    $ 2,000   $ 2,987
                                                             =======   =======

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Comparison of Financial Condition at December 31, 1999 and June 30, 1999

The Company's total assets increased by $4.4 million during the six months ended December 31, 1999, from $72.6 million at June 30, 1999 to $77.0 million at the period end. Substantially all of this asset growth consisted of net loans receivable, which increased from $64.4 million at June 30, 1999 to $68.2 million at December 31, 1999. An increase of $6.7 million in Federal Home Loan Bank advances, together with cash of $964,000 generated by operations, were the primary sources for funding of the increase in loans receivable and for stock repurchases during the six months. During the six months ended December 31, 1999, the Company purchased 211,676 treasury shares at a total cost of approximately $2.8 million. Total stockholders' equity was $27.5 million at December 31, 1999 as compared with $29.8 million at June 30, 1999, a decrease of $2.3 million which resulted principally from the purchase of treasury shares. At December 31, 1999, both the Company and the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 1999 and 1998

Net Income. Net income for the quarter ended December 31, 1999 was $270,000, or $.15 per share, as compared with net income of $266,000, or $.13 per share, for the three months ended December 31, 1998, a net income increase of $4,000. This relatively small increase in net income resulted principally from an increase of $87,000 in net interest income after the provision for loan losses that was largely offset by the recognition during the current quarter of costs of $83,000 associated with the Recognition and Retention Plan ("RRP"). Net income per share increased because treasury share repurchases resulted in a reduction in the weighted average number of common shares outstanding.

Net Interest Income. Net interest income for the quarter ended December 31, 1999 was $796,000 as compared with $757,000 during the quarter ended December 31, 1998, an increase of $39,000. The Company's net interest margin increased from 2.22% during the quarter ended December 31, 1998 to 2.74% for the quarter ended December 31, 1999, as the weighted average yield on interest-earning assets increased by 20 basis points while the weighted average cost of interest-bearing liabilities decreased by 20 basis points. The increase in the weighted average yield resulted principally from a larger concentration of interest-earning assets in higher yielding loans, while the decrease in the weighted average cost of interest-bearing liabilities resulted from lower rates paid on customer deposit accounts. The effects of the increased margin, however, were largely offset by a decrease of $4.0 million in the average balance of net interest earning assets during the current quarter as compared with the corresponding quarter of the previous year. This decrease in net interest earning assets resulted principally from the purchase of treasury shares.

Provision for Loan Losses. There was no provision for loan losses made during the quarter ended December 31, 1999, as compared with a provision of $48,000 for the quarter ended December 31, 1998. There were net loan charge-offs of $10,000 during the quarter ended December 31, 1999. At December 31, 1999, nonaccrual loans aggregated $208,000 while the allowance for loan losses stood at $444,000.

Non-Interest Expenses. Non-interest expenses increased to $393,000 during the quarter ended December 31, 1999 as compared with $300,000 for the quarter ended December 31, 1998, an increase of $93,000. Direct costs of $83,000 relating to the Company's RRP, adopted and implemented in January of 1999, were the largest single component of this overall expense increase. In addition, occupancy costs increased by $7,000, principally as a result of higher costs associated with the Bank's renovated office facilities and certain costs and expenses related to the Company's Year 2000 systems upgrades.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.8% and 38.6% for the quarters ended December 31, 1999 and 1998, respectively.

Comparison of Results of Operations for the Six months Ended December 31, 1999 and 1998

Net Income. Net income for the six months ended December 31, 1999 was $532,000, or $.30 per share, as compared with net income of $553,000, or $.27 per share, for the six months ended December 31, 1998, a net income decrease of $21,000. This decrease in net income resulted principally because an increase of $146,000 in net interest income after the provision for loan losses was more than offset by the recognition during the current six months of costs of $166,000 associated with the RRP. Net income per share increased because treasury share repurchases resulted in a reduction in the weighted average number of common shares outstanding.

Net Interest Income. Net interest income for the six months ended December 31, 1999 was $1.6 million as compared with $1.5 million during the six months ended December 31, 1998, an increase of $50,000. The Company's net interest margin increased from 2.17% during the six months ended December 31, 1998 to 2.62% for the six months ended December 31, 1999, as the weighted average yield on interest-earning assets increased by 6 basis points while the weighted average cost of interest-bearing liabilities decreased by 31 basis points. The increase in the weighted average yield resulted principally from a larger concentration of interest-earning assets in higher yielding loans, while the decrease in the weighted average cost of interest-bearing liabilities resulted from lower rates paid on customer deposit accounts. The effects of the increased margin, however, were largely offset by a decrease of $3.7 million in the average balance of net interest earning assets during the current six months as compared with the corresponding six months of the previous year. This decrease in net interest earning assets resulted principally from the purchase of treasury shares.

Provision for Loan Losses. There was no provision for loan losses made during the six months ended December 31, 1999, as compared with a provision of $96,000 for the six months ended December 31, 1998. There were net loan charge-offs of $10,000 during the six months ended December 31, 1999. At December 31, 1999, nonaccrual loans aggregated $208,000 while the allowance for loan losses stood at $444,000.

Non-Interest Expenses. Non-interest expenses increased to $770,000 during the six months ended December 31, 1999 as compared with $558,000 for the six months ended December 31, 1998, an increase of $212,000. Direct costs of $166,000 relating to the Company's RRP, adopted and implemented in January of 1999, were the largest single component of this overall expense increase. In addition, occupancy costs increased by $18,000, principally as a result of higher costs associated with the Bank's renovated office facilities and certain costs and expenses related to the Company's Year 2000 systems upgrades.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.3% and 38.1% for the six months ended December 31, 1999 and 1998, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1999, First Federal's liquidity, as measured for regulatory purposes, was 9.5%, or $2.5 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 1999, First Federal's level of capital substantially exceeded all applicable requirements.

Year 2000 Compliance Issues

The Year 2000 issue has posed business risks to most business organizations, including the Company. In response, the Company formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company attained Year 2000 compliance. All date sensitive systems were evaluated for Year 2000 compliance, with complete upgrading and testing of systems completed well in advance of the Year 2000 date change. The Company also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company had undertaken extensive efforts to ensure that significant vendor and customer relationships are Year 2000 compliant. The Company's management is pleased, but not surprised, that business continued as normal without adverse impact to the Company during the critical date change. In coming months, the Bank will continue monitoring external entities to assure that they have not experienced any Year 2000 problems that could impact their relationship with the Company.

The Company estimates that its total Year 2000 compliance costs have aggregated approximately $175,000, including capital expenditures of approximately $141,000 and other expenses charged to operations of approximately $34,000. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 19, 1999. Of 1,984,777 shares entitled to vote at the meeting, 1,687,588 voted. The following matters were voted on at the meeting:

1.   Election of Three Directors

     James C. Crawford, III, Herbert W. Watts and Cornelius B. Young were each elected as director with at least 1,679,965 or 99% of the shares voted.

2. Ratification of Dixon Odom PLLC as independent auditors for the fiscal year ending June 30, 2000.

     Ratified with 1,676,900 or 98% of the shares voted.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         (27)  Financial data schedule

     (b) Reports on Form 8-K.

         One report on Form 8-K was filed during the quarter ended December 31, 1999. This report was filed on November 18, 1999 to report the branch acquisition discussed in Note C to the accompanying consolidated financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              GREAT PEE DEE BANCORP, INC.


Date:   January 24, 2000      By:   /s/ Herbert W. Watts
                                    ----------------------------------
                                    Herbert W. Watts
                                    Chief Executive Officer



Date:   January 24, 2000      By:   /s/ Johnnie L. Craft
                                    ----------------------------------
                                    Johnnie L. Craft
                                    Chief Financial Officer