Form 10QSB
period 2000-03-31
GREAT PEE DEE BANCORP INC
filed 2000-05-11
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


               [ X ] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000


                    [ ] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                For the transition period ended_______________



                         Commission File Number 0-23521
                                                -------

                          GREAT PEE DEE BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                      56-2050592
--------------------------------------------              ----------------------
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

As of May 1, 2000, 1,775,461 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                                                          Page No.
                                                                                                          --------
Part l.     FINANCIAL INFORMATION

Item 1 -    Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  March 31, 2000 and June 30, 1999.................................................          3

                  Consolidated Statements of Operations
                  Three Months and Nine Months Ended March 31, 2000 and 1999.......................          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 2000 and 1999........................................          5

                  Notes to Consolidated Financial Statements.......................................          6

Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of Operations..          7

Part II.    Other Information

                  Item 6. Exhibits and Reports on Form 8-K.........................................         11

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------------------------------------------------

                                                                                      March 31,
                                                                                        2000             June 30,
ASSETS                                                                               (Unaudited)          1999*
                                                                                    ------------      ------------
                                                                                            (In Thousands)

Cash on hand and in banks                                                           $      2,158      $        857
Interest-bearing balances in other banks                                                   9,245               726
Investment securities available for sale, at fair value                                      406               450
Investment securities held to maturity, at amortized cost                                  4,416             3,621
Loans receivable, net                                                                     81,427            64,411
Loans held for sale                                                                            -               525
Accrued interest receivable                                                                  549               357
Premises and equipment, net                                                                1,103               740
Stock in the Federal Home Loan Bank, at cost                                                 524               524
Real estate acquired in settlement of loans                                                   23                33
Deposit premium                                                                            1,837                 -
Other assets                                                                                 759               357
                                                                                    ------------      ------------

                                                                    TOTAL ASSETS    $    102,447      $     72,601
                                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                 $      66,695     $      41,332
   Advances from Federal Home Loan Bank                                                     9,200             1,200
   Accrued interest payable                                                                   133                51
   Advance payments by borrowers for property taxes and insurance                              73                63
   Accrued expenses and other liabilities                                                      84               142
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           76,185            42,788
                                                                                    -------------     -------------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                                 22                22
   Additional paid in capital                                                              21,632            21,530
   Unearned compensation                                                                   (1,640)           (1,938)
   Retained earnings, substantially restricted                                             12,064            12,006
   Unrealized holding loss, net of tax                                                        (63)                -
                                                                                    -------------     -------------
                                                                                           32,015            31,620
   Cost of common stock in treasury, 476,156 and
     138,664 shares, respectively                                                          (5,753)           (1,807)
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           26,262            29,813
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     102,447     $      72,601
                                                                                    =============     =============

* Derived from audited financial statements

See accompanying notes.

                                            Great Pee Dee Bancorp, Inc. and Subsidiary
                                         Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended               Nine Months Ended
                                                                   March 31,                       March 31,
                                                        -----------------------------    -----------------------------
                                                             2000            1999            2000             1999
                                                        ------------     ------------    -------------    ------------
                                                                             (In Thousands Except
                                                                              Per Share Amounts)

INTEREST INCOME
   Loans                                                $      1,389     $      1,169    $       3,895    $       3,397
   Investments                                                    79               66              238              199
   Deposits in other banks and federal funds sold                 68               24              104              154
                                                        ------------     ------------    -------------    -------------

                             TOTAL INTEREST INCOME             1,536            1,259            4,237            3,750
                                                        ------------     ------------    -------------    -------------
INTEREST EXPENSE
   Savings deposits                                              615              480            1,621            1,456
   Borrowed funds                                                138                -              268                -
                                                        ------------     ------------    -------------    -------------

                            TOTAL INTEREST EXPENSE               753              480            1,889            1,456
                                                        ------------     ------------    -------------    -------------

                               NET INTEREST INCOME               783              779            2,348            2,294

PROVISION FOR LOAN LOSSES                                         98                -               98               96
                                                        ------------     ------------    -------------    -------------

                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES               685              779            2,250            2,198
                                                        ------------     ------------    -------------    -------------

NON-INTEREST INCOME                                               39               13               93               45
                                                        ------------     ------------    -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                               206              433              703              736
   Occupancy                                                      37               25              102               72
   Deposit insurance premiums                                      2                6               14               17
   Other                                                         301               98              497              295
                                                        ------------     ------------    -------------    -------------

                       TOTAL NON-INTEREST EXPENSES               546              562            1,316            1,120
                                                        ------------     ------------    -------------    -------------
                        INCOME BEFORE INCOME TAXES               178              230            1,027            1,123

PROVISION FOR INCOME TAXES                                        55               89              372              429
                                                        ------------     ------------    -------------    -------------

                                        NET INCOME      $        123     $        141    $         655    $         694
                                                        ============     ============    =============    =============

NET INCOME PER SHARE
   Basic                                                $       0.08     $      0.07     $       0.38     $       0.34
   Assuming dilution                                            0.08            0.07             0.38             0.34

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                   1,649,607        2,034,971        1,743,983        2,027,132
   Assuming dilution                                       1,679,607        2,043,465        1,745,665        2,029,922

CASH DIVIDEND PER SHARE                                 $       0.10      $      0.09    $        0.29    $        0.27


See accompanying notes.

                                            Great Pee Dee Bancorp, Inc. and Subsidiary
                                         Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         655    $         694
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                            83               38
       Provision for loan losses                                                                98               96
       Release of ESOP shares                                                                  117               91
       Amortization of stock awards under recognition
         and retention plan                                                                    204              269
       Decrease in loans held for sale                                                         525                -
       Change in assets and liabilities:
         Increase in accrued interest receivable                                              (115)             (38)
         Decrease in accrued interest payable                                                  (39)              (7)
         Other                                                                                (185)            (212)
                                                                                     -------------    -------------

                                                             NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES            1,343              931
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                  (50)            (269)
     Held to maturity investment securities                                                   (900)            (900)
   Proceeds from maturities of held-to-maturity investments                                    105              641
   Net increase in loans                                                                    (6,217)          (6,402)
   Purchases of property and equipment                                                         (89)            (532)
   Net cash received in branch acquisition                                                  11,572                -
   Other                                                                                        10              (39)
                                                                                     -------------    -------------

                                                         NET CASH PROVIDED (USED)
                                                          BY INVESTING ACTIVITIES            4,431           (7,501)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit  accounts                                                           510            3,074
   Proceeds from FHLB advances                                                               8,000                -
   Decrease in advances from borrowers                                                           -              (12)
   Purchase of treasury stock                                                               (3,946)          (1,746)
   Cash dividends paid                                                                        (518)            (546)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            4,046              770
                                                                                     -------------    -------------

                                                      NET INCREASE (DECREASE) IN
                                                        CASH AND CASH EQUIVALENTS            9,820           (5,800)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         1,583            6,923
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $      11,403    $       1,123
                                                                                     =============    =============

See accompanying notes.

                  Great Pee Dee Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles. ESOP shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released.

Diluted net income per share reflects the dilutive effects of unearned recognition and retention shares and outstanding common stock options.


NOTE C - ACQUISITION OF BRANCH OFFICE

On March 3, 2000, First Federal completed the purchase from Coastal Federal Savings Bank of a branch office located in Florence, South Carolina, acquiring customer deposits of $24.9 million, loans receivable of $10.9 million and liquid assets of $11.6 million. In connection with this acquisition, First Federal paid a premium of $1,850,000 for the deposits and a non-compete payment of $250,000. The deposit premium and the non-compete payment are being amortized using the straight-line method over ten and three years, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

The Company's total assets increased by $29.9 million during the nine months ended March 31, 2000, from $72.6 million at June 30, 1999 to $102.4 million at the period end. As discussed in Note C to the accompanying consolidated financial statements, approximately $25 million of this substantial increase resulted from the purchase on March 3, 2000 of a branch facility located in Florence, South Carolina. The Company received liquid assets of $11.6 million in this branch acquisition, and as a result cash and cash equivalents increased from $1.6 million at the beginning of the current fiscal year to $11.4 million at March 31, 2000. An increase of $8.0 million in Federal Home Loan Bank advances, together with cash of $1.3 million generated by operations, were the primary sources for funding of an increase of $6.2 million in loans receivable and for stock repurchases during the nine months. During the nine months ended March 31, 2000, the Company purchased 337,492 treasury shares at a total cost of approximately $3.9 million. Total stockholders' equity was $26.3 million at March 31, 2000 as compared with $29.8 million at June 30, 1999, a decrease of $3.5 million which resulted principally from the purchase of treasury shares. At March 31, 2000, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

Net Income. Net income for the quarter ended March 31, 2000 was $123,000, or $.08 per share, as compared with net income of $141,000, or $.07 per share, for the three months ended March 31, 1999, a net income decrease of $18,000. Net income was most significantly impacted during the current quarter by the Company's acquisition of a full service branch in Florence, South Carolina. During the current quarter, the Company recorded a loan loss provision of $98,000 to increase the loan loss allowance because of the $10.9 million of loans acquired in that branch purchase. In addition, during the current quarter the Company recognized $154,000 of non-recurring expenses incurred in connection with that branch acquisition. There was no provision for loan losses made during the quarter ended March 31, 1999. During that quarter, however, the Company recognized costs of $269,000 associated with the Recognition and Retention Plan ("RRP"), as compared with RRP costs of $42,000 recognized during the current quarter. Net income per share increased because treasury share repurchases resulted in a reduction in the weighted average number of common shares outstanding.

Net Interest Income. Net interest income for the quarter ended March 31, 2000 was $783,000 as compared with $779,000 during the quarter ended March 31, 1999, an increase of $4,000. The Company's net interest margin was 2.53% during the quarter ended March 31, 2000 as compared with to 2.51% for the quarter ended March 31, 1999. Prior to the branch purchase in March 2000, the positive effects of a larger concentration of interest-earning assets in higher yielding loans was being largely offset by a decrease in the average balance of net interest earning assets (the average balance of interest-earning assets for the period minus the average balance of interest-bearing liabilities for the period). This decrease in net interest earning assets resulted principally from the purchase of treasury shares.

Provision for Loan Losses. A provision for loan losses of $98,000 was made during the quarter ended March 31, 2000, as compared with none for the quarter ended March 31, 1999. The provision during the current quarter was made as a result of the loan increase of $10.9 million resulting from the Florence branch acquisition. There were no net loan charge-offs during the quarter ended March 31, 2000. At March 31, 2000, nonaccrual loans aggregated $310,000 while the allowance for loan losses stood at $532,000.

Non-Interest Expenses. Non-interest expenses decreased to $546,000 during the quarter ended March 31, 2000 as compared with $562,000 for the quarter ended March 31, 1999, a decrease of $16,000. A decrease of $227,000 in costs of the Company's RRP, adopted and implemented in January of 1999, was largely offset by non-recurring costs of $154,000 recognized in connection with the branch acquisition and an increase in operating costs for the new branch.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 30.1% and 38.7% for the quarters ended March 31, 2000 and 1999, respectively.

Comparison of Results of Operations for the Nine months Ended March 31, 2000 and 1999

Net Income. Net income for the nine months ended March 31, 2000 was $655,000, or $.38 per share, as compared with net income of $694,000, or $.34 per share, for the nine months ended March 31, 1999, a net decrease of $39,000. This decrease in net income resulted principally because of the non-recurring costs of $154,000 recognized during the current fiscal year in connection with the acquisition of the full service branch office in Florence, South Carolina.

Net Interest Income. Net interest income for the nine months ended March 31, 2000 was $2.3 million as compared with $2.3 million during the nine months ended March 31, 1999, an increase of $54,000. The Company's net interest margin increased from 2.29% during the nine months ended March 31, 1999 to 2.48% for the nine months ended March 31, 2000. The weighted average yield on interest-earning assets increased by 8 basis points while the weighted average cost of interest-bearing liabilities decreased by 11 basis points. The increase in the weighted average yield resulted principally from a larger concentration of interest-earning assets in higher yielding loans, while the decrease in the weighted average cost of interest-bearing liabilities resulted from lower rates paid on customer deposit accounts. The effects of the increased margin, however, were largely offset by a decrease of $4.4 million in the average balance of net interest earning assets during the current nine months as compared with the corresponding nine months of the previous year. This decrease in net interest earning assets resulted principally from the purchase of treasury shares. The increase in net interest earning assets resulting from the Florence branch acquisition occurred too late during the current period to significantly impact the average level of net interest earning assets for the period.

Provision for Loan Losses. There was a provision for loan losses of $98,000 made during the nine months ended March 31, 2000, as compared with a provision of $96,000 for the nine months ended March 31, 1999. There were net loan charge-offs of $10,000 during the nine months ended March 31, 2000. At March 31, 2000, nonaccrual loans aggregated $310,000 while the allowance for loan losses stood at $532,000.

Non-Interest Expenses. Non-interest expenses increased to $1.3 million during the nine months ended March 31, 2000 as compared with $1.1 million for the nine months ended March 31, 1999, an increase of $196,000 arising principally as a result of non-recurring costs of $154,000 recognized in connection with the branch acquisition and an increase in operating costs for the new branch

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.2% and 38.2% for the nine months ended March 31, 2000 and 1999, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 2000, First Federal's liquidity, as measured for regulatory purposes, was 19.2%, or $11.9 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2000, First Federal's level of capital substantially exceeded all applicable requirements.

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

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 (27)   Financial data schedule

         (b)     Reports on Form 8-K.

                 One report on Form 8-K was filed during the quarter ended March 31, 2000. This report was filed to report the March 3, 2000 branch acquisition discussed in Note C to the accompanying consolidated financial statements.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GREAT PEE DEE BANCORP, INC.


Date:   May 8, 2000                             By:   /s/ Herbert W. Watts
                                                      --------------------
                                                      Herbert W. Watts
                                                      Chief Executive Officer



Date:   May 8, 2000                             By:   /s/ Johnnie L. Craft
                                                      --------------------
                                                      Johnnie L. Craft
                                                      Chief Financial Officer