Form 10KSB
period 2000-06-30
GREAT PEE DEE BANCORP INC
filed 2000-09-27
CIK 1046587

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended June 30, 2000
                              -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

    For the transition period from ______ to _______.


                        Commission file number: 0-23521

                          Great Pee Dee Bancorp, Inc.
                        -------------------------------
                (Name of Small Business Issuer in Its Charter)

               Delaware                                       56-2050592
-------------------------------------------    --------------------------------------------
      (State or Other Jurisdiction of             (I.R.S. Employer Identification Number)
        Incorporation or Organization)

            515 Market Street
            Cheraw, South Carolina                                29520
-------------------------------------------     -------------------------------------------
       (Address of Principal Executive                          (Zip Code)
                 Offices)

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----


Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                               ------------
par value $.01 per share
------------------------
   (Title of Class)

                                (843) 537-7656
                                --------------
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No _______
    ------

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer's revenues for the fiscal year ended June 30, 2000 were $6,184,780.

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 9, 2000 was approximately $15,881,110.

     The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 2000 was 1,770,111.

     Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.
II. Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2000 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

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

     The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Association. At June 30, 2000 the assets of the Company consisted of its ownership of the capital stock of the Association, the loan to the ESOP, an interest-bearing note receivable from the Association of $2.2 million, and investment securities with a carrying value of $405,000. The Company also owns 100% of the outstanding common stock of First Federal Investment Services, Inc., which offers non-deposit investment products to retail customers. The Association is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. At June 30, 2000, the Company had consolidated total assets of $103.8 million, total deposits of $70.3 million, and stockholders' equity of $26.3 million.

     The Association was originally organized in 1920 and became a federally-chartered savings and loan association in 1935. Since then, the Association has conducted business from its full-service office located in Cheraw, South Carolina, and in March 2000 acquired a branch office from Coastal Federal Savings Bank, located in Florence, South Carolina. The Association's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. The Association's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

     The Association believes that it has developed a reputation among its loyal customer base because of the commitment to personal service and because of strong support of the local community. The Association offers a number of financial services including: (i) residential real estate loans; (ii) construction loans; (iii) commercial real estate loans; (iv) home improvement loans; (v) commercial loans; (vi) automobile loans; (vi) money market demand accounts ("MMDAs"); (vii) passbook savings accounts; (viii) checking accounts;
(ix) full banking services; and (x) certificates of deposit.

Lending Activities

     The Association has historically concentrated lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of loan origination activities, representing $64.3 million or 75.9% of the total loan portfolio at June 30, 2000. The Association also offers commercial real estate loans, construction loans and consumer loans. Loans secured by commercial real estate totaled approximately $7.7 million or 9.1% of the total loan portfolio at June 30, 2000. Construction loans totaled approximately $6.2 million or 7.3% of total loans as of June 30,2000. Home improvement loans totaled $4.1 million, or 4.9% of the total loan portfolio at June 30, 2000.

     Loan Portfolio Data. The following table sets forth the composition of loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.


                                                                   At June 30,
                                                      ---------------------------------------
                                                             2000              1999
                                                     -----------------       ----------------
                                                     Amount     Percent      Amount   Percent
                                                     ------     -------      ------   -------
(Dollars in Thousands)
Type of loan:
 Real estate loans:
 One- to four-family residential...............      $64,346      75.9%    $55,385      86.0%
 Commercial....................................        7,704       9.1       5,159       8.0
 Construction..................................        6,222       7.3       4,185       6.5
 Home improvement loans........................        4,130       4.9       1,534       2.4
                                                     -------     -----     -------    ------
  Total real estate loans......................       82,401      97.2      66,263     102.9

Other loans:
 Commercial....................................        3,205       3.8         272       0.4
 Consumer......................................        2,596       3.1         279       0.4
 Loans secured by deposits.....................          278       0.3         263       0.4
                                                     -------     -----     -------    ------
  Total other loans............................        6,080       7.2         814       1.2

 Total loans...................................       88,481     104.4      67,077     104.1

Less:
-----
 Construction loans in process.................        2,947       3.5       2,018       3.1
 Allowance for losses..........................          555       0.6         444       0.7
 Deferred loan origination fees, net of costs..          221       0.3         204       0.3
                                                     -------     -----     -------    ------
  Total, net...................................       84,758     100.0%    $64,411    100.0%%
                                                     =======     =====     =======    ======


     The following table sets forth certain information at June 30, 2000, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Association expects that prepayments will cause actual maturities to be shorter.


                                                            At June 30, 2000
                                ----------------------------------------------------------------
                                              More Than      More Than
                                1 Year        1 Year to     3 Years to   More Than
                                or Less        3 Years        5 Years      5 Years      Total
                                --------  -----------------  ----------  -----------  ----------
                                                         (In Thousands)
Real estate loans:
  Adjustable..................  $28,191             $1,869      $3,076      $   114     $33,250
  Fixed.......................    1,284              1,509       2,078       36,854      41,725
                                -------             ------      ------      -------     -------
     Total real estate loans..   29,475              3,378       5,154       36,968      74,975

Other loans...................    1,723              1,218       2,571        4,826      10,338
                                -------             ------      ------      -------     -------
  Total loans.................   31,198              4,596       7,725       41,794      85,313
Less:
 Allowance for loan losses....     (222)               (20)        (21)        (292)       (555)
                                -------             ------      ------      -------     -------
  Total.......................  $30,976             $4,576      $7,704      $41,502     $84,758
                                =======             ======      ======      =======     =======

     As of June 30, 2000, the dollar amount of all loans due after one year that have fixed interest rates was $40.4 million. None of the Association's loans with floating or adjustable interest rates are shown as being due after one year.

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

     The Association also offers adjustable-rate mortgage ("ARM") loans. Until recently, the interest rate on ARM loans was indexed to the cost of funds index ("COFI"), which reacts to changes in market interest rates more slowly than other indices. Now, the interest rate on the Association's ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2000 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2000, approximately 49.6% of one- to four-family residential loans had adjustable rates of interest.

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

     At June 30, 2000, approximately $64.3 million, or 75.9% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $186,000, or .22% of total loans (which were comprised of six loans secured by one- to four-family properties), were included in non-performing assets as of that date.

     Commercial Real Estate Loans. At June 30, 2000, $7.7 million, or 9.1% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Association generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Association also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the one-year Treasury bill with maximum loan-to-value ratios of 80%. At June 30, 2000, the largest commercial loan had a principal balance of $541,000 and was secured by a funeral home. On June 30, 2000, there were no commercial real estate loans included in nonperforming assets.

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

     Construction Loans. The Association offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction the loan can be converted into permanent financing. At June 30, 2000, $6.2 million, or 7.3% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $1.5 million on June 30, 2000 and was secured by an apartment complex. None of the construction loans were included in non-performing assets on that date.

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

     Home Improvement Loans. At June 30, 2000, home improvement loans totaled $4.1 million, or 4.9% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2000, two home improvement loans with an aggregate balance of $15,000 were included in non-performing assets.

     Origination, Purchase and Sale of Loans. The Association historically originated mortgage loans pursuant to its own underwriting standards which did not conform with the standard criteria of Freddie Mac or the FNMA because the Association did not require current property surveys in most cases. Recently, the Asociation began originating mortgage loans which conform to the standard criteria of Freddie Mac and the FNMA, and thus can be sold in the secondary market after origination.

     The Association confines loan origination activities primarily to Chesterfield County, Florence County, Marlboro County and the surrounding counties. Loan originations are generated from referrals from existing customers, real estate brokers, and advertising.

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

     The Association's one-to-four family residential loan originations during the year ended June 30, 2000 totaled $13.3 million, compared to $17.4 million during the year ended June 30, 1999.

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

     Nonperforming Assets. At June 30, 2000, $208,000, or 0.25% of total assets, were nonperforming (nonperforming loans and non-accruing loans). At June 30, 2000, loans secured by real estate accounted for $208,000 of non performing assets. The Association had real estate owned ("REO") properties in the amount of $22,000 as of June 30, 2000.

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

                                                  At June 30,
                                                 ------------
                                                  2000    1999
                                                 -----   -----
                                             (Dollars In Thousands)
Loans not accruing interest..............        $ 186   $ 271
Accruing loans 90 days or more past due..           --      --
 Total nonperforming loans...............          186     271
Foreclosed real estate...................           22      33
                                                 -----   -----
Total nonperforming assets...............        $ 208   $ 304
                                                 =====   =====
 Nonperforming assets to total assets....         0.20%   0.41%
                                                 =====   =====


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

     At June 30, 2000, the aggregate amount of classified assets, and of general and specific loss allowances, were as follows:


                                        Loan Loss
                                Amount  Allowance
                                ------  ---------
                                 (In Thousands)
Classified loans receivable:
Substandard...................    $399       $100
Doubtful......................      --         --
Loss..........................      --         --
General loss allowance........      --        455
                                ------       ----
Total.........................    $399       $555
                                ======       ====

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

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years ended June 30, 2000 and 1999.

                                                                                     At June 30,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                -------       -------
                                                                                (Dollars In Thousands)
Balance at beginning of period...........................................        $ 444          $ 354
                                                                                 -----          -----

Loans charged off:
 Real estate.............................................................           10              6
 Other...................................................................            7              -
                                                                                 -----          -----

  Total loans charged-off................................................           17              6

Recoveries:
 Real estate.............................................................            -              -
 Other...................................................................            -              -
                                                                                 -----          -----
  Total recoveries.......................................................            -              -
                                                                                 -----          -----

Net loans charged-off....................................................           17              6
                                                                                 -----          -----

Provision for loan losses................................................          128             96
                                                                                 -----          -----

Balance at end of period.................................................        $ 555          $ 444
                                                                                 =====          =====

Ratio of net charge-offs to average loans outstanding during the period..         0.02%          0.01%
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

                                                                 At June 30,
                                      -------------------------------------------------------------------
                                                      2000                               1999
                                     ---------------------------------    -------------------------------
                                                  Percent of   Percent               Percent of   Percent
                                     Amount of    Allowance    of Loans   Amount of  Allowance    of Loans
                                     Loan Loss    to Total     to Gross   Loan Loss  to Total     to Gross
                                     Allowance    Allowance    Loans      Allowance  Allowance     Loans
                                     -----------  ----------   --------   ---------  ----------    --------
                                                              (Dollars in Thousands)
Real estate loans:
 One- to four-family residential...        $ 233       41.99%     72.72%      $ 257       57.89%     82.57%
 Commercial........................           77       13.87       8.71          51       11.49       7.69
 Construction......................           15        2.70       7.03          10        2.25       6.24
 Home improvement loans............           25        4.50       4.67           9        2.03       2.29
                                           -----      ------     ------       -----      ------     ------
  Total real estate loans..........          350       63.06      93.13         327       73.66      98.79

Other loans:
 Commercial........................           39        7.03       3.62           1        0.23       0.41
 Consumer..........................           14        2.52       2.93           1        0.23       0.41
 Loans secured by deposits.........            1        0.18       0.32           1        0.23       0.39

Unallocated........................          151       27.21          -         114       25.65          -
                                           -----      ------     ------       -----      ------     ------

  Total allowance for loan losses..        $ 555      100.00%    100.00%      $ 444      100.00%    100.00%
                                           =====      ======     ======       =====      ======     ======

Investments

     The Company's investment portfolio consists of short-term U.S. Treasury and federal agency securities, interest earning deposits in other financial institutions, federal funds sold, and to a lesser extent mortgage back securities, marketable equity securities and FHLB stock. At June 30, 2000, approximately $13.8 million, or13.2%, of total assets consisted of such investments. The Association had $6.2 million in interest-earning deposits and $2.4 million in federal funds sold as of that date.

     The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                  At June 30,
                                                ---------------
                                                 2000     1999
                                                ------   ------
                                                 (In Thousands)
Securities available for sale:
Marketable equity securities..............      $   405  $  450

Securities held to maturity:
U.S. government and agency securities.....        4,700   3,600
Mortgage-backed securities................           12      21
                                                -------  ------
 Total securities held to maturity........        4,712   3,621

Interest-earning balances in other banks..        6,215     726
Federal Funds sold........................        2,427       C
Federal Home Loan Bank Stock..............          573     524
                                                -------  ------
 Total investments........................      $13,759  $5,321
                                                =======  ======

     At June 30, 2000, the market value of the Association's investment securities held to maturity totaled $4.6 million.

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

     Deposits. The Association attracts deposits principally from within Chesterfield, Marlboro and Florence Counties through the offering of a selection of deposit instruments, including passbook accounts, checking accounts, money market accounts, fixed term certificates of deposit, individual retirement accounts and savings accounts. The Association does not actively solicit or advertise for deposits outside of Chesterfield, Marlboro and Florence Counties, and substantially all of the depositors are residents of these Counties.
Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Association does not pay broker fees for any deposits received.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Association to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Association believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2000, 68.0% of deposit accounts were certificate of deposit accounts, of which $37.6 million have maturities of one year or less.

     Total deposits at June 30, 2000 were approximately $70.3 million, compared to approximately $41.3 million at June 30, 1999. Deposit base is somewhat dependent upon the manufacturing sector of the Association=s market area. Although the manufacturing sector in the Association=s market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     In the unlikely event of the liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Company as the sole shareholder of the Association.

     Borrowings. The Association focuses on generating high quality loans and then seek the best source of funding from deposits, investments or borrowings. At June 30, 2000, the Association had borrowings of $7.0 million from the FHLB of Atlanta. The Association is required to maintain eligible loans in its portfolio of at least 17.0% of outstanding advances as collateral for advances from the FHLB of Atlanta. The Association does not anticipate any difficulty in obtaining advances appropriate to meet these requirements in the future.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                       Year Ended June 30,
                                                    -------------------------
                                                       2000            1999
                                                    -----------    ----------

Maximum Balance:
----------------
 FHLB advances....................................  $10,200,000    $1,200,000

Average Balance:
----------------
 FHLB advances....................................  $ 6,300,000    $   92,000

     The following table presents certain information relating to the maturities of FHLB of Atlanta borrowings at or June 30, 2000.

     Maturing during the year                              Balance At June 30,
         ended June 30               Interest Rates                2000
     ------------------------        --------------        -------------------

             2001                     6.76% - 6.89%           $7,000,000
             2002                           -                          -
          Thereafter                        -                          -
             Total                    6.76% - 6.89%           $7,000,000
   Weighted average interest rate     6.84%

Additional Risk Factors

     In addition to factors discussed in the description of the business of the Company and Association and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

     The Association=s ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 53.3% of our real estate loans have rates of interest which are fixed for the term of the loan ("fixed rate"), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Association=s interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in First Federal having a "negative gap." At June 30, 2000, our one year interest rate gap was negative 27.30%. As a result, our net interest income will be adversely affected by material and prolonged increases in interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

     A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2000, $47.8 million, or 68.0% of our total deposits were certificate of deposit accounts. $37.6 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Association may experience a significant decrease in its deposit accounts.

Competition

     The Association experiences strong competition in its local market area in originating loans, primarily from mortgage brokers. There is also significant competition in attracting deposits, primarily from commercial banks, thrifts and money center banks. Such competition may limit our growth in the future.

Geographic Concentration of our Loans

     All of the Association=s real estate mortgage loans are secured by properties located in South Carolina, mostly in Chesterfield, Marlboro and Florence Counties. A weakening in the local real estate market or in the local or national economy, or a reduction in the workforce at the manufacturing facilities in the area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing the loans, which would reduce our earnings.

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

                                   REGULATION

General

     As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the FDIC. For example, the Association must obtain OTS approval before the Association may engage in certain activities and must file reports with the OTS regarding activities and financial condition. The OTS periodically examines the Association=s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Association's semi-annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $15,000.

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

Savings and Loan Holding Company Regulation

     As the holding company for the Association, the Company is a Anon-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At June 30, 2000, asset composition was in excess of that required to qualify the Association as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     The Association is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (AFHLB advances@) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Atlanta.

     As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of the aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 2000, investment in stock of the FHLB of Atlanta was $573,100. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 2000, dividends paid by the FHLB of Atlanta to the Association totaled approximately $42,000, for an annual rate of 7.3%.

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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During 1999, payments for SAIF members approximated 6.1 basis points, while BIF members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.


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

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2000, the Association was categorized as "well capitalized," meaning that total risk-based capital ratio exceeded 10%, Tier I risk-based capital ratio exceeded 6%, leverage ratio exceeded 5%, and the Association was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

     An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. A Awell-capitalized@ institution can, after prior notice but without prior approval from the OTS, make capital distributions during a calendar year in an amount of up to 100 percent of its net income during the calendar year, plus its retained net income for the proceeding two years. As of June 30, 2000, the Association was a Awell-capitalized@ institution.

Loans to One Borrower

     Under OTS regulations, the Association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be loaned to, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 2000, the Association did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Association does not believe that the loans-to-one-borrower limits will have a significant impact on business operations or earnings.

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

     The 60% of assets test requires that at least 60% of a DBLA=s assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The DBLA test does not include, as the QTL test does to a limited or optional extent, mortgage loans originated and sold into the secondary market and subsidiary investments. A savings bank that fails to be a QTL must either convert to a bank charter or operate under certain restrictions. As of June 30, 2000, the Association was in compliance with its QTL requirement, with approximately 79.3% of assets invested in QTIs.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in '7701(a)(19) of the Code or the asset composition test of '7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located.

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

Federal Securities Law

     The shares of common stock of the Company is registered with the Securities and Exchange Commission (ASEC@) under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements the 1934 Act and the rules of the SEC thereunder. After three years following the conversion to stock form, if the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Community Reinvestment Act Matters

     Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive ratingCoutstanding, satisfactory, needs to improve, and substantial noncomplianceCand a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first time home buyers. The OTS has designated the Association=s record of meeting community credit needs as "satisfactory."

Item 2. Properties
-------------------

     (a) The Company currently conducts its business through 2 full service banking offices. The following table sets forth the Company's offices as of June 30, 2000:

                                             Original
                                  Leased       Year
                                   or        Leased or    Date of Lease
Location                          Owned       Acquired      Expiration
--------                          -----      ---------    -------------

515 Market Street                 Owned          1981            -
Cheraw, South Carolina 29520

1385 Alice Drive                 Leased          2000      October 2010
Florence, South Carolina

Item 3.  Legal Proceedings
------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.=s 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Information included in Great Pee Dee Bancorp, Inc.'s 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                 PART III

Item 9.  Directors and Officers of the Registrant
-------------------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                 PART IV

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a) The following documents appear in sections of the Registrants 2000 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2000 Annual Report to Shareholders are incorporated herein by this reference.

     (1)  Report to Shareholders
     (2)  Selected Financial and Other Data
     (3) Managements Discussion and Analysis of Financial Condition and Results of Operations
     (4)  Independent Auditors' Report
     (5)  Consolidated Financial Statements
          (i)   Consolidated Statements of Financial Condition
          (ii)  Consolidated Statements of Operations
          (iii) Consolidated Statements of Stockholders= Equity
          (iv)  Consolidated Statements of Cash Flows
          (v)   Notes to Consolidated Financial Statements
     (6)  Corporate Information
     (b)  The following exhibits are filed as part of this report.
     3.1  Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
     3.2  Bylaws of Great Pee Dee Bancorp, Inc.*
     4.0  Stock Certificate of Great Pee Dee Bancorp, Inc.*
  10.1  Employee Agreement for Herbert W. Watts*
  10.2  Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust**
  13.1  Great Pee Dee Bancorp, Inc. 2000 Annual Report to Shareholders
  23.2  Consent of Dixon, Odom PLLC
  27.1  EDGAR Financial Data Schedule

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


                         GREAT PEE DEE BANCORP, INC.



Date:  September 22, 2000    By:   \s\ Herbert W. Watts
                                   --------------------
                                   Herbert W. Watts
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   \s\ Herbert W. Watts                            By:    \s\ Johnnie L. Craft
      --------------------                                   --------------------
      Herbert W. Watts, President, Chief                     Johnnie L. Craft, Secretary and
      Executive Officer and Director                         Treasurer
      (Principal Executive Officer)                          (Principal Financial and Accounting Officer)

Date: September 22, 2000                              Date:  September 22, 2000



By:   \s\ Robert M. Bennett                           By:    \s\ William R. Butler
      ---------------------                                  ---------------------
      Robert M. Bennett, Chairman of the Board                William R. Butler, Director


Date: September 22, 2000                              Date:  September 22, 2000


By:   \s\ James C. Crawford, III                      By:    \s\ Henry P. Duvall, IV
      --------------------------                             -----------------------
      James C. Crawford, III, Director                       Henry P. Duvall, IV, Director


Date: September 22, 2000                              Date:  September 22, 2000



By:   \s\ John S. Long                                By:    \s\ Cornelius B. Young
      ----------------                                       ----------------------
      John S. Long, Director, Vice President and             Cornelius B. Young, Director
      Chief Operating Officer


Date: September 22, 2000                              Date:  September 22, 2000