Form 10QSB
period 2000-09-30
GREAT PEE DEE BANCORP INC
filed 2000-11-13
CIK 1046587

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                  For the transition period ended ______________


                         Commission File Number 0-23521
                                                -------

                           GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                  56-2050592
-----------------------------------         -----------------------------------
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

As of November 6, 2000, 1,686,818 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 10 pages.

                                                                                                     Page No.
                                                                                                    ---------
Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            September 30, 2000 and June 30, 2000.............................................          3

            Consolidated Statements of Operations
            Three Months Ended September 30, 2000 and 1999...................................          4

            Consolidated Statements of Cash Flows
            Three Months Ended September 30, 2000 and 1999...................................          5

            Notes to Consolidated Financial Statements.......................................          6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................          7

Part II. Other Information

            Item 6. Exhibits and Reports on Form 8-K.........................................          9

Part l. Financial Information
Item 1 - Financial Statements

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                    September 30,
                                                                                        2000            June 30,
                                                                                     (Unaudited)          2000*
                                                                                    ------------      -------------
ASSETS                                                                                      (In Thousands)

Cash on hand and in banks                                                           $       1,366     $         489
Interest-earning balances in other banks                                                    7,329             6,215
Federal funds sold                                                                            131             2,427
Investment securities available for sale, at fair value                                       419               405
Investment securities held to maturity, at amortized cost                                   5,511             4,712
Loans receivable, net                                                                      86,720            84,758
Loans held for sale                                                                           551               155
Accrued interest receivable                                                                   696               549
Premises and equipment, net                                                                 1,072             1,103
Stock in the Federal Home Loan Bank, at cost                                                  573               573
Foreclosed real estate                                                                          6                22
Deposit premium and other intangible asset, net                                             1,943             2,010
Other assets                                                                                  375               424
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     106,692     $     103,842
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                 $      73,699     $      70,254
   Advances from Federal Home Loan Bank                                                     7,000             7,000
   Accrued interest payable                                                                    87               172
   Advance payments by borrowers for property taxes and insurance                             145                97
   Accrued expenses and other liabilities                                                     217                53
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           81,148            77,576
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                                 22                22
   Additional paid in capital                                                              21,658            21,549
   Unearned compensation                                                                   (1,501)           (1,571)
   Retained earnings, substantially restricted                                             12,059            12,134
   Accumulated other comprehensive loss                                                       (50)              (60)
                                                                                    -------------     -------------
                                                                                           32,188            32,074
   Cost of common stock in treasury, 537,799 and
     454,406 shares, respectively                                                          (6,644)           (5,808)
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           25,544            26,266
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     106,692     $     103,842
                                                                                    =============     =============

* Derived from audited financial statements


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                         (In Thousands Except
                                                                                          Per Share Amounts)
INTEREST INCOME
   Loans                                                                             $       1,666    $       1,213
   Investments                                                                                 105               78
   Deposits in other banks and federal funds sold                                              126               22
                                                                                     -------------    -------------

                                                             TOTAL INTEREST INCOME           1,897            1,313
                                                                                     -------------    -------------

INTEREST EXPENSE
   Savings deposits                                                                            956              503
   Borrowed funds                                                                              122               41
                                                                                     -------------    -------------

                                                            TOTAL INTEREST EXPENSE           1,078              544
                                                                                     -------------    -------------

                                                               NET INTEREST INCOME             819              769

PROVISION FOR LOAN LOSSES                                                                        -                -
                                                                                     -------------    -------------

                                                         NET INTEREST INCOME AFTER
                                                         PROVISION FOR LOAN LOSSES             819              769
                                                                                     -------------    -------------

NON-INTEREST INCOME                                                                            105               23
                                                                                     -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                                                             316              249
   Occupancy                                                                                    75               31
   Other                                                                                       230               97
                                                                                     -------------    -------------

                                                       TOTAL NON-INTEREST EXPENSES             621              377
                                                                                     -------------    -------------

                                                        INCOME BEFORE INCOME TAXES             303              415

PROVISION FOR INCOME TAXES                                                                     113              153
                                                                                     -------------    -------------

                                                                        NET INCOME   $         190    $         262
                                                                                     =============    =============

NET INCOME PER SHARE
  Basic                                                                              $        0.12    $        0.14
  Assuming dilution                                                                           0.12             0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                                 1,542,897        1,829,860
   Assuming dilution                                                                     1,542,897        1,839,967

CASH DIVIDEND PAID PER SHARE                                                         $        0.10    $        0.09


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         190    $         262
   Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
       Depreciation and amortization                                                           105               31
       Release of ESOP shares                                                                   35               37
       Amortization of stock awards under recognition
         and retention plan                                                                     38               83
       Treasury stock issued as compensation                                                    12                -
       (Increase) decrease in loans held for sale                                             (396)             388
       Change in assets and liabilities:
         Increase in accrued interest receivable                                              (147)              (4)
         Decrease in accrued interest payable                                                  (85)              (1)
         Other                                                                                 207               31
                                                                                     -------------    -------------

                                                         NET CASH PROVIDED (USED)
                                                          BY OPERATING ACTIVITIES              (41)             827
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                    -              (86)
     Held to maturity investment securities                                                   (799)            (479)
   Net increase in loans                                                                    (1,962)          (1,807)
   Purchases of property and equipment                                                          (6)             (40)
   Other                                                                                        16                -
                                                                                     -------------    -------------

                                                                NET CASH  USED BY
                                                             INVESTING ACTIVITIES           (2,751)          (2,412)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                                          3,445               81
   Proceeds from FHLB advances                                                                   -            3,000
   Increase in advances from borrowers                                                          48               13
   Purchase of treasury stock                                                                 (848)          (1,473)
   Cash dividends paid                                                                        (158)            (171)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            2,487            1,450
                                                                                     -------------    -------------

                                                            NET DECREASE IN CASH
                                                             AND CASH EQUIVALENTS             (305)            (135)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         9,131            1,583
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $       8,826    $       1,448
                                                                                     =============    =============


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

The Company's total assets increased by $2.9 million during the three months ended September 30, 2000, from $103.8 million at June 30, 2000 to $106.7 million at the period end. This growth was fueled by an increase of $3.4 million in customer deposits - funding that was used principally to provide for loan growth of $2.4 million. In addition, during the three months ended September 30, 2000, the Company purchased 84,528 treasury shares at a total cost of approximately $848,000. Total stockholders' equity was $25.5 million at September 30, 2000 as compared with $26.2 million at June 30, 2000, a decrease of $722,000 that resulted principally from the purchase of treasury shares. At September 30, 2000, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income. Net income for the quarter ended September 30, 2000 was $190,000, or $.12 per share, as compared with net income of $262,000, or $.14 per share, for the three months ended September 30, 1999, a net income decrease of $72,000. Because of significant purchases of treasury shares throughout the year since September 30, 1999, the weighted average number of common shares outstanding during the current quarter was approximately 287,000 less than during corresponding quarter of the prior year. As a result, total net income decreased by 27%, while net income per share decreased by only 14%.

Net income was most significantly impacted during the current quarter by the effects of the acquisition on March 3, 2000 of a full service branch in Florence, South Carolina. During the three months ended September 30, 1999 the Company operated a single branch in Cheraw, South Carolina. In addition, interest rates have increased during the past year. Since the Company's costs of funds generally increase more quickly than its yields on assets during periods of rising interest rates, the Company's net interest income has been negatively impacted.

Net Interest Income. Net interest income for the quarter ended September 30, 2000 was $819,000 as compared with $769,000 during the quarter ended September 30, 1999, an increase of $50,000. This overall increase in net interest income arises principally as a result of growth generated both internally and through acquisition of the Florence branch. However, principally as a result of rising interest rates, the interest rate spread was 2.14% during the quarter ended September 30, 2000 as compared with to 2.46% for the quarter ended September 30, 1999. In addition, principally as a result of treasury stock purchases during the past twelve months and the increase in non-interest-earning assets associated with the acquisition of the new branch, Company's average balance of net interest earning assets

(average interest earning assets minus average interest bearing liabilities) was $6.1 million lower during the current quarter.

Provision for Loan Losses. There were no provision for loan losses made during the quarters ending September 30, 2000 and September 30, 1999. There were no net loan charge-offs during the quarter ended September 30, 1999 and net charge-offs of $16,000 during the quarter ended September 30, 2000. At September 30, 2000, nonaccrual loans aggregated $213,000 while the allowance for loan losses stood at $539,000.

Non-Interest Expenses. Non-interest expenses increased to $621,000 during the quarter ended September 30, 2000 as compared with $377,000 for the quarter ended September 30, 1999, an increase of $244,000. The 65% increase in non-interest expense is primarily due to the addition of the full service branch in Florence, South Carolina in March 2000. Personnel costs have increased from $249,000 to $316,000, while occupancy expenses have more than doubled. Other non-interest expenses have increased by $133.000, and during the current quarter include amortization of intangibles associated with the new branch of $68,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.3% and 36.9% for the quarters ended September 30, 2000 and 1999, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At September 30, 2000, First Federal's liquidity, as measured for regulatory purposes, was 16.8%, or $10.4 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At September 30, 2000, First Federal's level of capital substantially exceeded all applicable requirements.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          (27) Financial data schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GREAT PEE DEE BANCORP, INC.


Date:   November 7, 2000              By:   /s/ Herbert W. Watts
                                            ------------------------------------
                                            Herbert W. Watts
                                            Chief Executive Officer



Date:   November 7, 2000              By:   /s/ Johnnie L. Craft
                                            ------------------------------------
                                            Johnnie L. Craft
                                            Chief Financial Officer