Form 10QSB
period 2000-12-31
GREAT PEE DEE BANCORP INC
filed 2001-01-31
CIK 1046587

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


                [X]  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

         For the transition period ended ____________________________


                       Commission File Number    0-23521
                                              -------------


                          GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              DELAWARE                                   56-2050592
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                 Identification Number)


                     515 MARKET STREET, CHERAW, SC  29520
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

As of January 29, 2001, 1,626,916 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                                  Page No.
                                                                                  --------
Part l.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)
             Consolidated Statements of Financial Condition
             December 31, 2000 and June 30, 2000..............................           3

             Consolidated Statements of Operations
             Three Months and Six Months Ended
             December 31, 2000 and 1999.......................................           4

             Consolidated Statements of Cash Flows
             Six Months Ended December 31, 2000 and 1999......................           5

             Notes to Consolidated Financial Statements.......................           6

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................           7

Part II.  Other Information

             Item 4. Submission of Matters to a Vote of Security Holders......          10

             Item 6. Exhibits and Reports on Form 8-K.........................          10

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                  Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
===============================================================================

                                                                    December 31,
                                                                        2000          June 30,
ASSETS                                                              (Unaudited)         2000*
                                                                    ----------        --------
                                                                           (In Thousands)
Cash on hand and in banks                                             $    892        $    489
Interest-bearing balances in other banks                                 3,498           6,215
Federal funds sold                                                           -           2,427
Investment securities available for sale, at fair value                    419             405
Investment securities held to maturity, at amortized cost                5,510           4,712
Loans receivable, net                                                   90,287          84,758
Loans held for sale                                                      1,298             155
Accrued interest receivable                                                782             549
Premises and equipment, net                                              1,036           1,103
Stock in the Federal Home Loan Bank, at cost                               573             573
Real estate acquired in settlement of loans                                  6              22
Deposit premium                                                          1,876           2,010
Other assets                                                               318             424
                                                                      --------        --------

                                                       TOTAL ASSETS   $106,495        $103,842
                                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                                    $ 70,944        $ 70,254
  Advances from Federal Home Loan Bank                                  10,000           7,000
  Accrued interest payable                                                  57             172
  Advance payments by borrowers for property taxes and insurance           159              97
  Accrued expenses and other liabilities                                   194              53
                                                                      --------        --------

                                                  TOTAL LIABILITIES     81,354          77,576
                                                                      --------        --------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
  authorized, no shares issued and outstanding                               -               -
 Common stock, $.01 par value, 3,600,000
  shares authorized; 2,224,617 shares issued                                22              22
  Additional paid in capital                                            21,554          21,549
  Unearned compensation                                                 (1,429)         (1,571)
  Retained earnings, substantially restricted                           12,216          12,134
  Accumulated other comprehensive loss                                     (50)            (60)
                                                                      --------        --------
                                                                        32,313          32,074
  Cost of common stock in treasury, 585,799 and
   454,506 shares, respectively                                         (7,172)         (5,808)
                                                                      --------        --------

                                         TOTAL STOCKHOLDERS' EQUITY     25,141          26,266
                                                                      --------        --------

                                              TOTAL LIABILITIES AND
                                               STOCKHOLDERS' EQUITY   $106,495        $103,842
                                                                      ========        ========

* Derived from audited financial statements

                   Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                                     Three Months Ended       Six Months Ended
                                                         December 31,            December 31,
                                                   ----------------------  -----------------------
                                                         2000        1999         2000        1999
                                                   ----------  ----------   ----------  ----------
                                                          (In Thousands Except Per Share Data)
INTEREST INCOME
 Loans                                             $    1,735  $    1,293   $    3,401  $    2,506
 Investments                                              110          81          215         159
 Deposits in other banks and federal funds sold            81          14          207          36
                                                   ----------  ----------   ----------  ----------
                          TOTAL INTEREST INCOME         1,926       1,388        3,823       2,701
                                                   ----------  ----------   ----------  ----------
INTEREST EXPENSE
 Savings deposits                                       1,001         503        1,957       1,006
 Borrowed funds                                           123          89          245         130
                                                   ----------  ----------   ----------  ----------
                         TOTAL INTEREST EXPENSE         1,124         592        2,202       1,136
                                                   ----------  ----------   ----------  ----------
                            NET INTEREST INCOME           802         796        1,621       1,565

PROVISION FOR LOAN LOSSES                                   -           -            -           -
                                                   ----------  ----------   ----------  ----------
                      NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN LOSSES           802         796        1,621       1,565
                                                   ----------  ----------   ----------  ----------
NON-INTEREST INCOME                                       149          31          254          54
                                                   ----------  ----------   ----------  ----------
NON-INTEREST EXPENSES
 Personnel costs                                          328         248          644         497
 Occupancy                                                 57          34          132          65
 Other                                                    220         111          450         208
                                                   ----------  ----------   ----------  ----------
                    TOTAL NON-INTEREST EXPENSES           605         393        1,226         770
                                                   ----------  ----------   ----------  ----------
                     INCOME BEFORE INCOME TAXES           346         434          649         849

PROVISION FOR INCOME TAXES                                131         164          244         317
                                                   ----------  ----------   ----------  ----------
                                     NET INCOME    $      215  $      270   $      405  $      532
                                                   ==========  ==========   ==========  ==========
NET INCOME PER SHARE
 Basic                                             $      .14  $      .15   $      .27  $      .30
 Assuming dilution                                        .14         .15          .27         .30

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                              1,497,858   1,746,100    1,520,377   1,790,556
 Assuming dilution                                  1,497,588   1,751,029    1,520,377   1,798,177

CASH DIVIDEND PER SHARE                            $      .11  $      .10   $      .21  $      .19

                  Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================


                                                                            Six Months Ended
                                                                               December 31,
                                                                           ------------------
                                                                             2000      1999
                                                                           -------   --------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $   405   $   532
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
     Depreciation and amortization                                             207        42
     Provision for loan losses                                                   -         -
     Provision for foreclosed asset                                             16        77
     Release of ESOP shares                                                     71         -
     Amortization of stock awards under recognition
      and retention plan                                                        76       166
     Treasury stock issued as compensation                                      12         -
     (Increase) decrease in loans held for sale                             (1,143)      368
     Change in assets and liabilities:
       Increase in accrued interest receivable                                (233)     (101)
       Decrease in accrued interest payable                                   (115)       (2)
       Other                                                                   243      (118)
                                                                           -------   -------
                                        NET CASH PROVIDED (USED)
                                         BY OPERATING ACTIVITIES              (461)      964
                                                                           -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
     Available for sale investment securities                                    -       (50)
     Held to maturity investment securities                                   (799)     (500)
 Proceeds from maturities of held-to-maturity investments                        1       103
 Net increase in loans                                                      (5,545)   (3,826)
 Purchases of property and equipment                                            (6)      (35)
 Other                                                                          16       (10)
                                                                           -------   -------
                                                NET CASH USED BY
                                            INVESTING ACTIVITIES            (6,333)   (4,318)
                                                                           -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposit accounts                                              690       198
 Proceeds from FHLB advances                                                 3,000     6,700
 Increase (decrease) in advances from borrowers                                 62       (16)
 Purchase of treasury stock                                                 (1,376)   (2,761)
 Cash dividends paid                                                          (323)     (350)
                                                                           -------   -------
                                               NET CASH PROVIDED
                                         BY FINANCING ACTIVITIES             2,053     3,771
                                                                           -------   -------
                                      NET INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS            (4,741)      417

CASH AND CASH EQUIVALENTS, BEGINNING                                         9,131     1,583
                                                                           -------   -------
                               CASH AND CASH EQUIVALENTS, ENDING           $ 4,390   $ 2,000
                                                                           =======   =======

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

Comparison of Financial Condition at December 31, 2000 and June 30, 2000

The Company's total assets increased by $2.7 million during the six months ended December 31, 2000, from $103.8 million at June 30, 2000 to $106.5 million at the period end. Loan growth of $5.5 million during the six months, as well as an increase of $1.1 million in loans held for sale, was funded principally by additional FHLB advances of $3.0 million, an increase of $690,000 in customer deposits, and by conversion of liquid assets to loans. During the six months ended December 31, 2000, the Company purchased 131,293 treasury shares at a total cost of approximately $1.4 million. Total stockholders' equity was $25.1 million at December 31, 2000 as compared with $26.3 million at June 30, 2000, a decrease of $1.2 million that resulted principally from the purchase of treasury shares. At December 31, 2000, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Impact of New Branch on Operating Results

Comparability of the Company's operating results for the current three and six month periods are most dramatically impacted by the acquisition on March 3, 2000 of the full service branch in Florence, South Carolina. The Company has incurred additional interest and non-interest expenses as it undertakes to fully assimilate the new branch into its overall operations, contributing to declines in net income for both the three months and six months ended December 31, 2000 as compared with the corresponding periods of the preceding fiscal year. Management is pleased, however, with the overall progress of both the Company and the Florence branch, and believes that this growth will positively impact future operating results and shareholder value.

Comparison of Results of Operations for the Three Months Ended December 31, 2000 and 1999

Net Income. Net income for the quarter ended December 31, 2000 was $215,000, or $.14 per share, as compared with net income of $270,000, or $.15 per share, for the three months ended December 31, 1999, a net income decrease of $55,000. Net income was most significantly impacted during the current quarter by the amortization of intangibles associated with the acquisition of the full service branch in Florence, South Carolina. The quarterly amortization amounted to $ 67,000.

Net Interest Income. Net interest income for the quarter ended December 31, 2000 was $802,000 as compared with $796,000 during the quarter ended December 31, 1999, an increase of $6,000. The Company's net interest margin was 1.98% during the quarter ended December 31, 2000 as compared with to 2.57% for the quarter ended December 31, 1999. This narrowing of the net interest margin resulted principally from increasing interest rates over the last year, since the Company's cost of interest-bearing liabilities generally adjusts more quickly to rate changes than do yields on its interest-earning assets.

Provision for Loan Losses. There were no provision for loan losses made during the quarter's ending December 31, 2000 and December 31, 1999. At December 31, 2000, nonaccrual loans aggregated $606,782 while the allowance for loan losses stood at $535,000.

Non-Interest Income. Non-interest income increased significantly from $31,000 for the quarter ended December 31, 1999 to $149,000 for the quarter ended December 31, 2000. This increase results from higher fee income generated as a result of the Florence branch purchase and from an increase in income derived from the origination and sale of mortgage loans.

Non-Interest Expenses. Non-interest expenses increased to $605,000 during the quarter ended December 31, 2000 as compared with $393,000 for the quarter ended December 31, 1999, an increase of $212,000. The 54% overall increase in non-interest expense reflects increases in all expense categories that are primarily due to the addition of the full service branch in Florence, South Carolina in March 2000. Personnel costs increased from $248,000 to $328,000. Occupancy costs increased from $34,000 to $57,000, while other non-interest expenses increased by $109,000 from $111,000 to $220,000. Of this $109,000 increase in other non-
interest expenses, $67,000 represented amortization of intangibles associated with the Florence branch.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.9% and 37.8% for the quarters ended December 31, 2000 and 1999, respectively.

Comparison of Results of Operations for the Six Months Ended December 31, 2000 and 1999

Net Income. Net income for the six months ended December 31, 2000 was $405,000, or $.27 per share, as compared with net income of $532,000, or $.30 per share, for the six months ended December 31, 1999, a net income decrease of $127,000. Net income was most significantly impacted during the current six months by the amortization of intangibles associated with the acquisition of the full service branch in Florence, South Carolina. The six months' amortization amounted to $135,000.

Net Interest Income. Net interest income for the six months ended December 31, 2000 was $1.6 million, an increase of $56,000 over the corresponding amount for the six months ended December 31, 1999. The Company's net interest margin was 2.06% during the six months ended December 31, 2000 as compared with to 2.54% for the six months ended December 31, 1999. This narrowing of the net interest margin resulted principally from increasing interest rates over the last year, since the Company's cost of interest-bearing liabilities generally adjusts more quickly to rate changes than do yields on its interest-earning assets.

Provision for Loan Losses. There were no provision for loan losses made during the six months ended December 31, 2000 and December 31, 1999. At December 31, 2000, non accrual loans aggregated $606,782 while the allowance for loan losses stood at $535,000.

Non-Interest Income. Non-interest income increased significantly from $54,000 for the six months ended December 31, 1999 to $254,000 for the six months ended December 31, 2000. This increase results from higher fee income generated as a result of the Florence branch purchase and from an increase in income derived from the origination and sale of mortgage loans.

Non-Interest Expenses. Non-interest expenses increased to $1.2 million during the six months ended December 31, 2000 as compared with $770,000 for the six months ended December 31, 1999, an increase of $456,000. The 59% overall increase in non-interest expense reflects increases in all expense categories that are primarily due to the addition of the full service branch in Florence, South Carolina in March 2000. Personnel costs increased from $497,000 to $644,000. Occupancy costs increased from $65,000 to $132,000, while other non-interest expenses increased by $242,000 from $208,000 to $450,000. Of this $242,000 increase in other non-interest expenses, $135,000 represented amortization of intangibles associated with the Florence branch.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.6% and 37.3% for the six months ended December 31, 2000 and 1999, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 2000, First Federal's liquidity, as measured for regulatory purposes, was 11.3%, or $6.0 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At December 31, 2000, First Federal's level of capital substantially exceeded all applicable requirements.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 17, 2000. Of 1,686,818 shares entitled to vote at the meeting, 1,256,276 voted. The following matters were voted on at the meeting:

1.   Election of Two Directors

     H. Malloy Evans, Jr. and William R. Butler were each elected as director with at least 1,255,776 or 99.9% of the shares voted.

2. Ratification of Dixon Odom PLLC as independent auditors for the fiscal year ending June 30, 2001.

     Ratified with 1,255,576 or 99% of the shares voted.


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

         During the quarter ended December 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GREAT PEE DEE BANCORP, INC.


Date:   January 31, 2001      By: /s/ Herbert W. Watts
                                  --------------------
                                  Herbert W. Watts
                                  Chief Executive Officer



Date:   January 31, 2001      By: /s/ Johnnie L. Craft
                                  --------------------
                                  Johnnie L. Craft
                                  Chief Financial Officer