Form 10QSB
period 2001-03-31
GREAT PEE DEE BANCORP INC
filed 2001-05-04
CIK 1046587

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-QSB


                [X]  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                    [_]  Transition Report Under Section 13
                         or 15(d) of the Exchange Act

                For the transition period ended ______________


                       Commission File Number 0-23521
                                              -------


                          GREAT PEE DEE BANCORP, INC.
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                 56-2050592
                 --------                                 ----------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                Identification Number)


                      515 MARKET STREET, CHERAW, SC 29520
                      -----------------------------------
                    (Address of principal executive office)

                                (843) 537-7656
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
                                                                       -----
No ____

As of May 1, 2001, 1,618,245 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                      Page No.
                                                                      --------

Part 1.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          March 31, 2001 and June 30, 2000.........................         3

          Consolidated Statements of Operations
          Three Months and Nine Months Ended
          March 31, 2001 and 2000..................................         4

          Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 2001 and 2000................         5

          Notes to Consolidated Financial Statements...............         6

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................         7

Part II. Other Information

          Item 6. Exhibits and Reports on Form 8-K.................        10

Part 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                  Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Financial Condition
================================================================================

                                                                    March 31,
                                                                      2001        June 30,
ASSETS                                                             (Unaudited)      2000*
                                                                   ----------     --------
                                                                         (In Thousands)
Cash on hand and in banks                                            $  1,147      $    489
Interest-bearing balances in other banks                                2,464         6,215
Federal funds sold                                                        289         2,427
Investment securities available for sale, at fair value                   463           405
Investment securities held to maturity, at amortized cost               4,829         4,712
Loans receivable, net                                                  91,957        84,758
Loans held for sale                                                     2,738           155
Accrued interest receivable                                               821           549
Premises and equipment, net                                             1,055         1,103
Stock in the Federal Home Loan Bank, at cost                              573           573
Real estate acquired in settlement of loans                                 6            22
Other assets                                                            2,065         2,434
                                                                     --------      --------
TOTAL ASSETS                                                         $108,407      $103,842
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                                    $ 73,637      $ 70,254
 Advances from Federal Home Loan Bank                                   9,500         7,000
 Accrued interest payable                                                  59           172
 Advance payments by borrowers for property taxes and insurance            94            97
 Accrued expenses and other liabilities                                   103            53
                                                                     --------      --------
TOTAL LIABILITIES                                                      83,393        77,576
                                                                     --------      --------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 400,000 shares
authorized, no shares issued and outstanding                                -             -
 Common stock, $.01 par value, 3,600,000
shares authorized; 2,224,617 shares issued                                 22            22
 Additional paid in capital                                            21,699        21,549
 Unearned compensation                                                 (1,420)       (1,571)
 Retained earnings, substantially restricted                           12,128        12,134
 Accumulated other comprehensive loss                                     (23)          (60)
                                                                     --------      --------
                                                                       32,406        32,074
 Cost of common stock in treasury, 606,372 and
  454,506 shares, respectively                                         (7,392)       (5,808)
                                                                     --------      --------
TOTAL STOCKHOLDERS' EQUITY                                             25,014        26,266
                                                                     --------      --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                 $108,407      $103,842
                                                                     ========      ========

* Derived from audited financial statements

See accompanying notes.

                  Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Operations (Unaudited)
================================================================================

                                                     Three Months Ended      Nine Months Ended
                                                          March 31,             March 31,
                                                    --------------------    --------------------
                                                       2001       2000         2001       2000
                                                    ---------   --------    ---------   --------
                                                        (In Thousands Except Per Share Data)
INTEREST INCOME
 Loans                                             $    1,825  $    1,389  $    5,226  $    3,895
 Investments                                              101          79         316         238
 Deposits in other banks and federal funds sold            31          68         238         104
                                                   ----------  ----------  ----------  ----------
  TOTAL INTEREST INCOME                                 1,957       1,536       5,780       4,237
                                                   ----------  ----------  ----------  ----------

INTEREST EXPENSE
 Savings deposits                                         978         615       2,935       1,621
 Borrowed funds                                           137         138         382         268
                                                   ----------  ----------  ----------  ----------
  TOTAL INTEREST EXPENSE                                1,115         753       3,317       1,889
                                                   ----------  ----------  ----------  ----------

  NET INTEREST INCOME                                     842         783       2,463       2,348

PROVISION FOR LOAN LOSSES                                  12          98          12          98
                                                   ----------  ----------  ----------  ----------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               830         685       2,451       2,250
                                                   ----------  ----------  ----------  ----------
NON-INTEREST INCOME                                       147          39         401          93
                                                   ----------  ----------  ----------  ----------

NON-INTEREST EXPENSES
 Personnel costs                                          315         206         959         703
 Occupancy                                                 65          37         205         102
 Other                                                    249         303         691         511
                                                   ----------  ----------  ----------  ----------
  TOTAL NON-INTEREST EXPENSES                             629         546       1,855       1,316
                                                   ----------  ----------  ----------  ----------

  INCOME BEFORE INCOME TAXES                              348         178         997       1,027

PROVISION FOR INCOME TAXES                                130          55         374         372
                                                   ----------  ----------  ----------  ----------
  NET INCOME                                       $      218  $      123  $      623  $      655
                                                   ==========  ==========  ==========  ==========

NET INCOME PER SHARE
 Basic                                             $      .15  $      .08  $      .41  $      .38
 Assuming dilution                                        .15         .08         .41         .38

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                              1,496,364   1,649,607   1,512,373   1,743,983
 Assuming dilution                                  1,496,551   1,649,607   1,512,435   1,745,665

CASH DIVIDEND PER SHARE                            $      .11  $      .10  $      .32  $      .29

See accompanying notes.

                  Great Pee Dee Bancorp, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                      Nine Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       2001        2000
                                                                     --------    --------
                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                            $   623   $   655
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization                                           312        83
   Provision for loan losses                                                12        98
   Provision for foreclosed asset                                           16         -
   Release of ESOP shares                                                  105       117
   Amortization of stock awards under recognition
    and retention plan                                                      93       204
   Treasury stock issued as compensation                                    12         -
   (Increase) decrease in loans held for sale                           (2,583)      525
   Change in assets and liabilities:
    Increase in accrued interest receivable                               (272)     (115)
    Decrease in accrued interest payable                                  (113)      (39)
    Other                                                                  197      (185)
                                                                       -------   -------
                                          NET CASH PROVIDED (USED)
                                          BY OPERATING ACTIVITIES       (1,598)    1,343
                                                                       -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of:
  Available for sale investment securities                                   -       (50)
  Held to maturity investment securities                                  (799)     (900)
 Proceeds from maturities of held-to-maturity investments                  682       105
 Net increase in loans                                                  (7,227)   (6,217)
 Purchases of property and equipment                                       (63)      (89)
 Net cash received in branch acquisition                                     -    11,572
 Other                                                                      16        10
                                                                       -------   -------
                                          NET CASH PROVIDED (USED)
                                          BY INVESTING ACTIVITIES       (7,391)    4,431
                                                                       -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposit accounts                                        3,383       510
 Proceeds from FHLB advances                                             2,500     8,000
 Increase (decrease) in advances from borrowers                             (3)        -
 Purchase of treasury stock                                             (1,639)   (3,946)
 Cash dividends paid                                                      (483)     (518)
                                                                       -------   -------
                                          NET CASH PROVIDED
                                          BY FINANCING ACTIVITIES        3,758     4,046
                                                                       -------   -------

                                          NET INCREASE (DECREASE) IN
                                          CASH AND CASH EQUIVALENTS     (5,231)    9,820

CASH AND CASH EQUIVALENTS, BEGINNING                                     9,131     1,583
                                                                       -------   -------
                                   CASH AND CASH EQUIVALENTS, ENDING   $ 3,900   $11,403
                                                                       =======   =======

See accompanying notes.

                  Great Pee Dee Bancorp, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

Diluted net income per share reflects the dilutive effects of outstanding common stock options.

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

Comparison of Financial Condition at March 31, 2001 and June 30, 2000

The Company's total assets increased by $4.6 million during the nine months ended March 31, 2001, from $103.8 million at June 30, 2000 to $108.4 million at the period end. Loan growth of $7.2 million during the nine months, as well as an increase of $2.6 million in loans held for sale, was funded principally by additional FHLB advances of $2.5 million, an increase of $3.4 million in customer deposits, and by conversion of liquid assets to loans. During the nine months ended March 31, 2001, the Company purchased 157,101 treasury shares at a total cost of approximately $1.6 million. Total stockholders' equity was $25.0 million at March 31, 2001 as compared with $26.3 million at June 30, 2000, a decrease of $1.3 million that resulted principally from the purchase of treasury shares. At March 31, 2001, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Impact of New Branch on Operating Results

Comparability of the Company's operating results for the current three and nine month periods with the corresponding periods of the prior fiscal year is most dramatically impacted by the acquisition on March 3, 2000 of the full service branch in Florence, South Carolina. The Company has incurred additional interest and non-interest expenses as it undertakes to fully assimilate the new branch into its overall operations, contributing to a decline in net income for the nine months ended March 31, 2001 as compared with the corresponding period of the preceding fiscal year. Net income for the three months ended March 31, 2001 is significantly improved over net income for the three months ended March 31, 2000. Management is pleased with the overall progress of both the Company and the Florence branch, and believes that this growth will positively impact future operating results and shareholder value.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income. Net income for the quarter ended March 31, 2001 was $218,000, or $.15 per share, as compared with net income of $123,000, or $.08 per share, for the three months ended March 31, 2000, an increase of $95,000 or $.07 per share. Net income was significantly impacted during the current quarter by the amortization of intangibles associated with the acquisition of the full service branch in Florence, South Carolina. The quarterly amortization amounted to $67,000 for the current quarter as compared with $20,000 for the quarter ended March 31, 2000. During the quarter ended March 31, 2000, the Company's made a loan loss provision of $98,000, principally as a result of the Florence Branch purchase, while the provision for loan losses for the quarter ended March 31, 2001 was $12,000, a decrease of $86,000. In addition, during the quarter ended March 31, 2000, the Company recognized non-recurring costs of $154,000 incurred in connection with the branch purchase.

Net Interest Income. Net interest income for the quarter ended March 31, 2001 was $842,000 as compared with $783,000 during the quarter ended March 31, 2000,
an increase of $59,000.   The Company's net interest margin was 2.23% during the
quarter ended March 31, 2001 as compared with to 2.38% for the quarter ended March 31, 2000. This narrowing of the net interest margin resulted principally from lingering impact of interest rate increases during calendar 2000, since the Company's cost of interest-bearing liabilities generally adjusts more quickly to rate changes than do yields on its interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $12,000 and $98,000 for the quarters ended March 31, 2001 and 2000, respectively. The higher provision for the prior quarter was made as a result of the Florence
Branch purchase discussed above.   At March 31, 2001, nonaccrual loans
aggregated $586,000 while the allowance for loan losses stood at $547,000.

Non-Interest Income. Non-interest income increased significantly from $39,000 for the quarter ended March 31, 2000 to $147,000 for the quarter ended March 31, 2001. This increase results from higher fee income generated as a result of the Florence branch purchase and from an increase in income derived from the origination and sale of mortgage loans.

Non-Interest Expenses. Non-interest expenses increased to $629,000 during the quarter ended March 31, 2001 as compared with $546,000 for the quarter ended March 31, 2000, an increase of $83,000. The increase in non-interest expense reflects increases in personnel costs and occupancy that are primarily due to the addition of the full service branch in Florence, South Carolina in March 2000. Personnel costs increased from $206,000 to $315,000 while occupancy costs increased from $37,000 to $65,000. Other non-interest expenses decreased from $303,000 for the quarter ended March 31, 2000 to $249,000 for the quarter ended March 31, 2001, principally for the reasons explained under the caption "Net Income" above.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.4% and 30.9% for the quarters ended March 31, 2001 and 2000, respectively.

Comparison of Results of Operations for the Nine months Ended March 31, 2001 and 2000

Net Income. Net income for the nine months ended March 31, 2001 was $623,000, or $.41 per share, as compared with net income of $655,000, or $.38 per share, for the nine months ended March 31, 2000, a net income decrease of $32,000. Net income was most significantly impacted during the current nine months by the amortization of intangibles associated with the acquisition of the full service branch in Florence, South Carolina. The nine months' amortization amounted to $201,000. The nine months ended March 31, 2000 reflected amortization of only $20,000, but included non-recurring costs of $154,000 incurred in connection with the branch purchase.

Net Interest Income. Net interest income for the nine months ended March 31, 2001 was $2.5 million, an increase of $115,000 over the corresponding amount for
the nine months ended March 31, 2000.   The Company's net interest margin was
2.12% during the nine months ended March 31, 2001 as compared with to 2.48% for the nine months ended March 31, 2000. This narrowing of the net interest margin resulted principally from increasing interest rates during calendar year 2000, since the Company's cost of interest-bearing liabilities generally adjusts more quickly to rate changes than do yields on its interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $12,000 and $98,000 for the nine months ended March 31, 2001 and 2000, respectively. The higher provision for the prior nine month period was made as a result of the
Florence Branch purchase discussed above.   At March 31, 2001, nonaccrual loans
aggregated $586,000 while the allowance for loan losses stood at $547,000.

Non-Interest Income. Non-interest income increased significantly from $93,000 for the nine months ended March 31, 2000 to $401,000 for the nine months ended March 31, 2001. This increase results from higher fee income generated as a result of the Florence branch purchase and from an increase in income derived from the origination and sale of mortgage loans.

Non-Interest Expenses. Non-interest expenses increased to $1.9 million during the nine months ended March 31, 2001 as compared with $1.3 million for the nine months ended March 31, 2000, an increase of $539,000. The 41% overall increase in non-interest expense reflects increases in all expense categories that are primarily due to the addition of the full service branch in Florence, South Carolina in March 2000. Personnel costs increased from $703,000 to $959,000. Occupancy costs increased from $102,000 to $205,000, while other non-interest expenses increased by $180,000 from $511,000 to $691,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.5% and 36.2% for the nine months ended March 31, 2001 and 2000, respectively.

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

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At March 31, 2001, First Federal's liquidity, as measured for regulatory purposes, was 9.0%, or $4.2 million in excess of the minimum OTS requirement.

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At March 31, 2001, First Federal's level of capital substantially exceeded all applicable requirements.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

         During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GREAT PEE DEE BANCORP, INC.


Date: May 3, 2001             By: /s/ Herbert W. Watts
                                  --------------------
                                  Herbert W. Watts
                                  Chief Executive Officer


Date: May 3, 2001             By: /s/ Johnnie L. Craft
                                  --------------------
                                  Johnnie L. Craft
                                  Chief Financial Officer