Form 10KSB40
period 2001-06-30
GREAT PEE DEE BANCORP INC
filed 2001-09-27
CIK 1046587

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

     For the fiscal year ended June 30, 2001
                               -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

     For the transition period from ______ to _______.


                         Commission file number: 0-23521

                           Great Pee Dee Bancorp, Inc.
             -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



               Delaware                                 56-2050592
               --------                                 ----------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)



              515 Market Street
           Cheraw, South Carolina                      29520
           ----------------------                      -----
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

Yes   X              No  -------
   -------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended June 30, 2001 were $8,488,852.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 31, 2001 was approximately $13,965,784.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 2001 was 1,618,245.

          Documents Incorporated by Reference

          The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II. Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2001 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

                                     PART I

Item 1.   Business
-------   --------

          Great Pee Dee Bancorp, Inc. (the "Company") was organized in September, 1997 at the direction of the Board of Directors of First Federal Cheraw (formerly "First Federal Savings and Loan Association of Cheraw," and the "Association"), for the purpose of acquiring all of the capital stock to be issued by the Association in the conversion of the Association from the mutual to the stock form of organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision ("OTS") to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of December 31, 1997, the Company issued 2,182,125 shares of Common Stock, and received all of the proceeds of the offering, or $21.8 million ($10.6 million of the proceeds was transferred to the Association in exchange for the capital stock of the Association). In connection with the Conversion, the Company loaned approximately $1,745,700 to the Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust ("ESOP") to enable the ESOP to purchase 174,570 shares of the Company's Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Association.

          The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Association. At June 30, 2001 the assets of the Company consisted of its ownership of the capital stock of the Association, the loan to the ESOP, an interest-bearing note receivable from the Association of $932,000, and investment securities with a carrying value of $472,000. The Company also owns 100% of the outstanding common stock of First Federal Investment Services, Inc., which offers non-deposit investment products to retail customers. The Association is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. At June 30, 2001, the Company had consolidated total assets of $116.0 million, total deposits of $77.6 million, and stockholders' equity of $25.1 million.

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

Lending Activities

          The Association has historically concentrated lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of loan origination activities, representing $66.8 million or 68.3% of the total loan portfolio at June 30, 2001. The Association also offers commercial real estate loans, construction loans and consumer loans. Loans secured by commercial real estate totaled approximately $11.6 million or 11.9% of the total loan portfolio at June 30, 2001. Construction loans totaled approximately $11.0 million or 11.2% of total loans as of June 30,2001. Home improvement loans totaled $6.1 million, or 6.2% of the total loan portfolio at June 30, 2001.

          Loan Portfolio Data. The following table sets forth the composition of loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                    At June 30,
                                                       ---------------------------------------
                                                               2001                2000
                                                       -------------------- ------------------
                                                         Amount     Percent  Amount    Percent
                                                       ---------    ------- ---------  -------
                                                                (Dollars in Thousands)
Type of loan:
  Real estate loans:
  One- to four-family residential .................    $ 66,768       68.3% $ 64,346      75.9%
  Commercial ......................................      11,644       11.9     7,704       9.1
  Construction ....................................      10,959       11.2     6,222       7.3
  Home improvement loans ..........................       6,135        6.2     4,130       4.9
                                                       --------     ------  --------   -------
   Total real estate loans ........................      95,506       97.6    82,401      97.2

Other loans:
  Commercial ......................................       4,352        4.5     3,205       3.8
  Consumer ........................................       4,236        4.3     2,596       3.1
  Loans secured by deposits .......................         295        0.3       278       0.3
                                                       --------     ------  --------   -------
   Total other loans ..............................       8,883        9.1     6,080       7.2

  Total loans .....................................     104,389      106.7    88,481     104.4

Less:
----

  Construction loans in process ...................       5,776        5.9     2,947       3.5
  Allowance for losses ............................         570        0.6       555       0.6
  Deferred loan origination fees, net of costs ....         239        0.2       221       0.3
                                                       --------     ------  --------   -------
   Total, net .....................................    $ 97,804     100.00%   84,758     100.0%
                                                       ========     ======  ========   =======

          The following table sets forth certain information at June 30, 2001, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Association expects that prepayments will cause actual maturities to be shorter.

                                                            At June 30, 2001
                                         -----------------------------------------------------
                                                    More Than    More Than
                                          1 Year    1 Year to   3 Years to  More Than
                                         or Less     3 Years     5 Years     5 Years    Total
                                         -------    ---------   ----------  ---------  -------
                                                              (In Thousands)
Real estate loans:
     Adjustable .....................    $19,725     $17,570     $   908     $    --   $38,203
     Fixed ..........................      5,282       2,644       6,710      36,652    51,288
                                         -------     -------     -------     -------   -------
         Total real estate loans ....     25,007      20,214       7,618      36,652    89,491

Other loans .........................      3,793       2,344       2,060         686     8,883
                                         -------     -------     -------     -------   -------
     Total loans ....................    $28,800     $22,558     $ 9,678     $37,338    98,374
                                         =======     =======     =======     =======
Less:
   Allowance for loan losses ........                                                      570
                                                                                       -------
     Total ..........................                                                  $97,804
                                                                                       =======

          As of June 30, 2001, the dollar amount of all loans due after one year that have fixed interest rates was $49.1 million. None of the Association's loans with floating or adjustable interest rates are shown as being after one year.

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

          The Association also offers adjustable-rate mortgage ("ARM") loans. Until recently, the interest rate on ARM loans was indexed to the cost of funds index ("COFI"), which reacts to changes in market interest rates more slowly than other indices. Now, the interest rate on the Association's ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2001 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

          ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2001, approximately 57% of one- to four-family residential loans had adjustable rates of interest.

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

          At June 30, 2001, approximately $66.8 million, or 68.3% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $507,000, or 0.5% of total loans (which were comprised of thirteen loans secured by one- to four-family properties), were included in non-performing assets as of that date.

          Commercial Real Estate Loans. At June 30, 2001, $11.6 million, or 11.9% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Association generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Association also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the one-year Treasury bill with maximum loan-to-value ratios of 80%. At June 30, 2001, the largest commercial loan had a principal balance of $500,000 and was secured by personal guarantees. On June 30, 2001, there were no commercial real estate loans included in nonperforming assets.

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

          Construction Loans. The Association offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction the loan can be converted into permanent financing. At June 30, 2001, $10.9 million, or 11.2% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $1.5 million on June 30, 2001 and was secured by an apartment complex. None of the construction loans were included in non-performing assets on that date.

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

          Home Improvement Loans. At June 30, 2001, home improvement loans totaled $6.1 million, or 6.3% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2001, five home improvement loans with an aggregate balance of $16,000 were included in non-performing assets.

          Origination, Purchase and Sale of Loans. The Association historically originated mortgage loans pursuant to its own underwriting standards which did not conform with the standard criteria of Freddie Mac or Fannie Mae because the Association did not require current property surveys in most cases. Recently, the Association began originating mortgage loans which conform to the standard criteria of Freddie Mac and Fannie Mae, and thus can be sold in the secondary market after origination.

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

          One-to-four family residential loan originations to be held in the Association's loan portfolio totaled $18.2 million during the year ended June 30, 2001, compared to $13.3 million during the year ended June 30, 2000. One-to four family residential loans originated for sale in the secondary market aggregated $11.6 million and $1.8 million for the years ended June 30, 2001 and 2002, respectively.

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

          Nonperforming Assets. At June 30, 2001, $605,000, or .52% of total assets, were nonperforming (nonperforming loans and non-accruing loans). At June 30, 2000, loans secured by real estate accounted for $554,000 of non performing assets. The Association had real estate owned ("REO") properties in the amount of $37,000 as of June 30, 2001.

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

                                                        At June 30,
                                                  ----------------------
                                                    2001          2000
                                                  --------      --------
                                                  (Dollars In Thousands)

Loans not accruing interest ...................   $  568        $  186
Accruing loans 90 days or more past due .......       --            --
   Total nonperforming loans ..................      568           186
Foreclosed real estate ........................       37            22
                                                  ------        ------
Total nonperforming assets ....................   $  605        $  208
                                                  ======        ======
   Nonperforming assets to total assets .......     0.52%         0.20%
                                                  ======        ======

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

          At June 30, 2001, the aggregate amount of classified assets, and of general and specific loss allowances, were as follows:

                                                         Loan Loss
                                                 Amount  Allowance
                                                 ------  ---------
                                                   (In Thousands)

Classified loans receivable:
  Substandard ................................    $928      $139
  Doubtful ...................................      --        --
  Loss .......................................      --        --
General loss allowance .......................      --       431
                                                  ----      ----
Total ........................................    $928      $570
                                                  ====      ====

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

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years ended June 30, 2001 and 2000.

                                                                                       At June 30,
                                                                                -------------------------
                                                                                  2001             2000
                                                                                --------         --------
                                                                                  (Dollars In Thousands)
Balance at beginning of period ..............................................   $  555           $   444
                                                                                ------           -------

Loans charged off:
  Real estate ...............................................................       11                10
  Other .....................................................................       19                 7
                                                                                ------           -------

    Total loans charged-off .................................................       30                17

Recoveries:
  Real estate ...............................................................       --                --
  Other .....................................................................       --                --
                                                                                ------           -------
    Total recoveries ........................................................       --                --
                                                                                ------           -------

Net loans charged-off .......................................................       30                17
                                                                                ------           -------

Provision for loan losses ...................................................       45               128
                                                                                ------           -------

Balance at end of period ....................................................   $  570           $   555
                                                                                ======           =======

Ratio of net charge-offs to average loans outstanding during the period .....     0.03%             0.02%
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

                                                                            At June 30,
                                                 ----------------------------------------------------------------
                                                               2001                             2000
                                                 ------------------------------- --------------------------------
                                                            Percent of  Percent              Percent of  Percent
                                                 Amount of  Allowance  of Loans   Amount of  Allowance  of Loans
                                                 Loan Loss  to Total   to Gross   Loan Loss  to Total   to Gross
                                                 Allowance  Allowance    Loans    Allowance  Allowance    Loans
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                      (Dollars in Thousands)
Real estate loans:
  One- to four-family residential .......        $   259       45.41%    63.96%     $ 233      41.99%     72.72%
  Commercial ............................            175       30.68     11.15         77      13.87       8.71
  Construction ..........................             13        2.28     10.50         15       2.70       7.03
  Home improvement loans ................             31        5.44      5.88         25       4.50       4.67
                                                 -------     -------   -------      -----    -------    -------
    Total real estate loans .............            478       83.81     91.49        350      63.06      93.13

Other loans:
  Commercial ............................             45        7.89      4.17         39       7.03       3.62
  Consumer ..............................             33        5.79      4.06         14       2.52       2.93
  Loans secured by deposits .............             --          --      0.28          1       0.18       0.32

Unallocated .............................             14        2.51        --        151      27.21         --
                                                 -------     -------   -------      -----    -------    -------

    Total allowance for loan losses .....        $   570      100.00%   100.00%     $ 555     100.00%    100.00%
                                                 =======     =======   =======      =====    =======    =======

Investments

         The Company's investment portfolio consists of short-term U.S. Treasury and federal agency securities, interest earning deposits in other financial institutions, federal funds sold, and to a lesser extent mortgage back securities, marketable equity securities and FHLB stock. At June 30, 2001, approximately $10.2 million, or 8.8%, of total assets consisted of such investments. The Association had $2.0 million in interest-earning deposits and $648,000 in federal funds sold as of that date.

         The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                       At June 30,
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------
                                                     (In Thousands)

Securities available for sale:
  Marketable equity securities ..............    $    472      $    405

Securities held to maturity:
  U.S. government and agency securities .....       6,243         4,700
Mortgage-backed securities ..................          21            12
                                                 --------      --------
    Total securities held to maturity .......       6,264         4,712

Interest-earning balances in other banks ....       2,045         6,215
Federal Funds sold ..........................         648         2,427
Federal Home Loan Bank Stock ................         725           573
                                                 --------      --------
    Total investments .......................    $ 10,154      $ 13,759
                                                 ========      ========


         At June 30, 2001, the market value of the Association's investment securities held to maturity totaled $6.3 million.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Association to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Association believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2001, 64.4% of deposit accounts were certificate of deposit accounts, of which $42.3 million have maturities of one year or less.

         Total deposits at June 30, 2001 were approximately $77.6 million, compared to approximately $70.3 million at June 30, 2000. The Association's deposit base is somewhat dependent upon the manufacturing sector of the Association's market area. Although the manufacturing sector in the Association's market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

         Borrowings. The Association focuses on generating high quality loans and then seek the best source of funding from deposits, investments or borrowings. At June 30, 2001, the Association had borrowings of $12.8 million from the FHLB of Atlanta. The Association is eligible to borrow up to 65% of the outstanding balance of its one-to four family residential mortgage loans, collateralized by these loans. The Association does not anticipate any difficulty in obtaining advances appropriate to meet these requirements in the future.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                   Year Ended June 30,
                                                -------------------------
                                                   2001           2000
                                                ----------     ----------

Maximum Balance:
----------------
   FHLB advances ..........................   $ 14,500,000    $ 10,200,000

Average Balance:
----------------
   FHLB advances ..........................   $  9,069,000    $  6,300,000

         The following table presents certain information relating to the maturities of FHLB of Atlanta borrowings at June 30, 2001.

         Maturing during the year                         Balance at June 30,
               ended June 30            Interest Rates           2001
       ----------------------------   ------------------  -------------------

                   2002                   4.20%-4.86%          7,800,000
                   2003                         4.31%          5,000,000

                Thereafter                        --                  --
                   Total
      Weighted average interest rate            4.40%         12,800,000

Additional Risk Factors

         In addition to factors discussed in the description of the business of the Company and Association and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

         The Association's ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 57.3% of our real estate loans have rates of interest which are fixed for the term of the loan ("fixed rate"), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Association's interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in First Federal having a "negative gap." At June 30, 2001, our one year interest rate gap was negative 36.7%. As a result, our net interest income will be adversely affected by material and prolonged increases in interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

         A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2001, $50.0 million, or 64.4% of our total deposits were certificate of deposit accounts. $42.3 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Association may experience a significant decrease in its deposit accounts.

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

Financial Institution Regulation and Future of the Thrift Industry

         The Association and the Company are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation (the `FDIC"). Such regulation and supervision govern the activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking and thrift industries, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Company, the Bank and their respective operations.

REGULATION

         The Association is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Association is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Association also is regulated by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines the Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that they may find in the Association's operations. The Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of the Association's mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on the Company and the Association and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of federal savings associations are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The description of statutory provisions and regulations applicable to savings associations set forth in this annual report does not purport to be a complete description of these statutes and regulations and their effect on the Association.

         Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2001 the Association was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. As a federal savings association, the Association is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2001, the Association maintained approximately 80.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

         Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its fully phased-in requirement or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

         Community Reinvestment Act and Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Association received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

         Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Association's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, regulations permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to these persons based, in part, on the Association's capital position, and requires approval procedures to be followed. At June 30, 2001, the Association was in compliance with these regulations.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

         Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Capital Requirements.

         Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2001, the Association met each of its capital requirements.

Prompt Corrective Regulatory Action

         Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

         The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance

Corporation, it could have an adverse effect on the earnings of the Association.

Federal Home Loan Bank System

         The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2001, the Association was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2001, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. A unitary savings and loan holding company, such as the Company, is not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit the acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe restrictions on subsidiary savings institutions as described below. The Association must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         The Office of Thrift Supervision has proposed new rules which would require savings and loan holding companies to notify the Office of Thrift Supervision prior to engaging in transactions which (i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more; (ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engaged in during a 12-month period, would reduce the holding company's consolidated tangible capital to consolidated tangible assets by 10% or more. The Office of Thrift Supervision has proposed to exempt from this rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

         The Office of Thrift Supervision has also proposed new rules which would codify the manner in which the Office of Thrift Supervision reviews the capital adequacy of savings and loan holding companies and determines when a holding company must maintain additional capital. The Office of Thrift Supervision is not currently proposing to establish uniform capital adequacy guidelines for all savings and loan holding companies.

         The Company and the Association are unable to predict whether or when these proposed regulations will be adopted, and what effect, if any, the adoption of these regulations would have on their business.

Federal Securities Laws

         The Company's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 2.  Properties
-------------------

         (a) The Company currently conducts its business through 2 full service banking offices. The following table sets forth the Company's offices as of June 30, 2001:

                                              Original
                                 Leased         Year
                                   or         Leased or      Date of Lease
Location                         Owned        Acquired        Expiration
--------                         -----        --------       ------------

515 Market Street                Owned          1981              --
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------------------------------------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

        Information included in Great Pee Dee Bancorp, Inc.'s 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Financial Statements
-----------------------------

        Information included in Great Pee Dee Bancorp, Inc.'s 2001 Annual Report to Shareholders is herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

        Not applicable.

                                    PART III

Item 9.  Directors and Officers of the Registrant
-------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.   Executive Compensation
---------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

          (a) The following documents appear in sections of the Registrants 2001 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2001 Annual Report to Shareholders are incorporated herein by this reference. [any new agreements]

          (2)  Report to Shareholders
          (3)  Selected Financial and Other Data
          (4)  Managements Discussion and Analysis of Financial Condition and
               Results of Operations
          (5)  Independent Auditors' Report
          (6)  Consolidated Financial Statements
               (i)      Consolidated Statements of Financial Condition
               (ii)     Consolidated Statements of Operations
               (iii)    Consolidated Statements of Stockholders' Equity
               (iv)     Consolidated Statements of Cash Flows
               (v)      Notes to Consolidated Financial Statements
          (7)  Corporate Information
          (b)  The following exhibits are filed as part of this report.
        3.1    Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
        3.2    Bylaws of Great Pee Dee Bancorp, Inc.*
        4.0    Stock Certificate of Great Pee Dee Bancorp, Inc.*
       10.1    Employee Agreement for Herbert W. Watts*
       10.2    Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and
               Trust*
       10.3    Employee Agreement for John S. Long
       13.1    Great Pee Dee Bancorp, Inc. 2001 Annual Report to Shareholders
       21      Subsidiaries of Registrant
       23.2    Consent of Dixon, Odom PLLC

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

                                    GREAT PEE DEE BANCORP, INC.

Date: September 24, 2001            By: /s/ Herbert W. Watts
                                        ----------------------------------------
                                        Herbert W. Watts
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Herbert W. Watts                     By:   /s/ Johnnie L. Craft
      -------------------------------------          ---------------------------
      Herbert W. Watts, President, Chief             Johnnie L. Craft,
       Executive Officer and Director                 Secretary and Treasurer
      (Principal Executive Officer)                  (Principal Financial and
                                                      Accounting Officer)

Date: September 24, 2001                       Date: September 24, 2001


By:   /s/ William R. Butler                    By:   /s/ James C. Crawford, III
      -------------------------------------          ---------------------------
      William R. Butler, Director                    James C. Crawford, III,
                                                      Chairman


Date: September 24, 2001                       Date: September 24, 2001


By:   /s/ Henry P. Duvall, IV                  By:   /s/ H. Malloy Evans, Jr.
      -------------------------------------          ---------------------------
      Henry P. Duvall, IV, Director                  H. Malloy Evans, Jr.,
                                                      Director


Date: September 24, 2001                       Date: September 24, 2001

By:    /s/ John S. Long                          By:   /s/ Cornelius B. Young
       ---------------------------------------         -------------------------
       John S. Long, Director, Vice                    Cornelius B. Young,
       President and Chief Operating Officer           Director


Date:  September 24, 2001                        Date: September 24, 2001