Form 10QSB
period 2001-09-30
GREAT PEE DEE BANCORP INC
filed 2001-11-07
CIK 1046587

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                 For the transition period ended ______________


                         Commission File Number 0-23521
                                               ---------


                           GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                        56-2050592
----------------------------------------              --------------------------
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

As of November 1, 2001, 1,615,189 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                                                        Page No.
                                                                        --------

Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
              September 30, 2001 and June 30, 2001 .................       3

              Consolidated Statements of Operations
              Three Months Ended September 30, 2001 and 2000 .......       4

              Consolidated Statements of Cash Flows
              Three Months Ended September 30, 2001 and 2000 .......       5

              Notes to Consolidated Financial Statements ...........       6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................       8

Part II. Other Information

              Item 6. Exhibits and Reports on Form 8-K .............      10

Part l. Financial Information
Item 1 - Financial Statements
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                    September 30,
                                                                                        2001            June 30,
ASSETS                                                                               (Unaudited)          2001*
                                                                                    ------------      -------------
                                                                                            (In Thousands)
Cash on hand and in banks                                                           $         435     $         661
Interest-bearing balances in other banks                                                    2,485             2,045
Federal funds sold                                                                            400               648
Investment securities available for sale, at fair value                                       466               472
Investment securities held to maturity, at amortized cost                                   6,004             6,264
Loans receivable, net                                                                     103,284            97,804
Loans held for sale                                                                         3,596             3,431
Accrued interest receivable                                                                   828               736
Premises and equipment, net                                                                 1,235             1,062
Stock in the Federal Home Loan Bank, at cost                                                  850               725
Real estate acquired in settlement of loans                                                    37                37
Other assets                                                                                2,151             2,112
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     121,771     $     115,997
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                 $      79,212     $      77,624
   Advances from Federal Home Loan Bank                                                    17,000            12,800
   Accrued interest payable                                                                    62                52
   Advance payments by borrowers for property taxes and insurance                             151               128
   Accrued expenses and other liabilities                                                      89               263
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           96,514            90,867
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                                 22                22
   Additional paid in capital                                                              21,734            21,562
   Unearned compensation                                                                   (1,318)           (1,369)
   Retained earnings, substantially restricted                                             12,266            12,325
   Accumulated other comprehensive loss                                                       (21)              (18)
                                                                                    -------------     -------------
                                                                                           32,683            32,522
   Cost of common stock in treasury, 609,428 and
     606,372 shares, respectively                                                          (7,426)           (7,392)
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           25,257            25,130
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     121,771     $     115,997
                                                                                    =============     =============

* Derived from audited financial statements

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     -------------    -------------
                                                                                          (In Thousands Except
                                                                                           Per Share Amounts)
INTEREST INCOME
   Loans                                                                             $       2,032    $       1,666
   Investments                                                                                 109              105
   Deposits in other banks and federal funds sold                                               25              126
                                                                                     -------------    -------------

                                                           TOTAL INTEREST INCOME             2,166            1,897
                                                                                     -------------    -------------

INTEREST EXPENSE
   Savings deposits                                                                            952              956
   Borrowed funds                                                                              174              122
                                                                                     -------------    -------------

                                                          TOTAL INTEREST EXPENSE             1,126            1,078
                                                                                     -------------    -------------

                                                             NET INTEREST INCOME             1,040              819

PROVISION FOR LOAN LOSSES                                                                       75                -
                                                                                     -------------    -------------

                                                      NET INTEREST INCOME AFTER
                                                       PROVISION FOR LOAN LOSSES               965              819
                                                                                     -------------    -------------

NON-INTEREST INCOME                                                                            188              105
                                                                                     -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                                                             327              316
   Occupancy                                                                                    76               75
   Other                                                                                       324              230
                                                                                     -------------    -------------

                                                     TOTAL NON-INTEREST EXPENSES               727              621
                                                                                     -------------    -------------

                                                      INCOME BEFORE INCOME TAXES               426              303

PROVISION FOR INCOME TAXES                                                                     156              113
                                                                                     -------------    -------------

                                                                      NET INCOME     $         270    $         190
                                                                                     =============    =============

NET INCOME PER SHARE
   Basic                                                                             $         .16    $         .11
   Assuming dilution                                                                           .16              .11

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                                 1,638,937        1,697,187
   Assuming dilution                                                                     1,639,760        1,697,187

CASH DIVIDEND PER SHARE                                                              $         .11    $         .10



See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                             September  30,
                                                                                     ------------------------------
                                                                                         2001             2000
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         270    $         190
   Adjustments to reconcile net income to net cash used by
    operating activities:
       Depreciation and amortization                                                            37              105
       Provision for loan losses                                                                75                -
       Release of ESOP shares                                                                   34               35
       Amortization of stock awards under recognition
         and retention plan                                                                     18               38
       Treasury stock issued as compensation                                                     3               12
       Increase in loans held for sale                                                        (165)            (396)
       Change in assets and liabilities:
         Increase in accrued interest receivable                                               (92)            (147)
         Increase (decrease) in accrued interest payable                                        10              (85)
         Other                                                                                (211)             207
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             OPERATING ACTIVITIES              (21)             (41)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of held-to-maturity investment securities                                        (799)            (799)
   Proceeds from maturities of held-to-maturity investments                                  1,059                -
   Net increase in loans                                                                    (5,555)          (1,962)
   Purchases of property and equipment                                                        (210)              (6)
   Purchase of Federal Home Loan Bank stock                                                   (125)               -
   Other                                                                                         -               16
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (5,630)          (2,751)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                                          1,588            3,445
   Proceeds from FHLB advances                                                               4,200                -
   Increase in advances from borrowers                                                          23               48
   Purchase of treasury stock                                                                  (35)            (848)
   Cash dividends paid                                                                        (159)            (158)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            5,617            2,487
                                                                                     -------------    -------------

                                                             NET DECREASE IN CASH
                                                             AND CASH EQUIVALENTS              (34)            (305)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         3,354            9,131
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $       3,320    $       8,826
                                                                                     =============    =============



See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank"). Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

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


NOTE C - NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued.

In connection with the March, 2000 acquisition of a branch office in Florence, South Carolina, the Company purchased for $250,000 a non-compete agreement and paid a premium of $1,850,000 for the deposits acquired. The non-compete agreement is being amortized using the straight-line method over that agreement's three-year term. Through June 30, 2001, the deposit premium was amortized using the straight-line method over ten years, resulting in a net carrying value of $1,603,000 at that date.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE C - NEW ACCOUNTING PRONOUNCEMENT (continued)

In preparing for adoption of SFAS No. 141, the Company re-evaluated its accounting for the Florence branch acquisition, and determined that the deposit premium paid represents a combination of the intangible value of core deposits acquired of $621,000 and goodwill of $1,229,000. Applying amortization using the straight-line method over ten years, at July 1, 2001 the carrying values of the core deposit intangible and goodwill were $538,000 and $1,065,000, respectively. The Company adopted SFAS No. 141 and No. 142 on July 1, 2001; accordingly, the $1,603,000 carrying value of the unamortized deposit premium was reclassified as a core deposit intangible of $538,000 and goodwill of $1,065,000 on that date. The Company has ceased to amortize goodwill effective July 1, 2001, and in the future will, at least annually, evaluate it for impairment. The Company will continue to amortize the core deposit intangible using the straight-line method over ten years. The adoption of SFAS No. 141 and No. 142 on July 1, 2001 has no effect on previously reported operating results. The core deposit intangible and the goodwill are included in other assets in the accompanying September 30, 2001 consolidated balance sheet.

NOTE D - STOCK DIVIDEND

The Company's Board of Directors on October 9, 2001 declared a 10% stock dividend payable November 9, 2001 to shareholders of record as of October 30, 2001. All references to net income per share and weighted average shares outstanding have been retroactively adjusted to reflect the effects of this stock dividend.

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

Comparison of Financial Condition at September 30, 2001 and June 30, 2001

The Company generated loan growth of $5.5 million during the quarter ended September 30, 2001, increasing net loans receivable from $97.8 million to $103.3 million during the quarter. Principally as a result of this loan growth, the Company's total assets increased by $5.8 million during the three months ended September 30, 2001, from $116.0 million at June 30, 2001 to $121.8 million at the period end. This growth was funded by increases of $1.6 million and $4.2 million, respectively, in customer deposit accounts and advances from the FHLB of Atlanta. Total stockholders' equity was $25.3 million at September 30, 2001 as compared with $25.1 million at June 30, 2001, an increase of $127,000 that resulted principally from the retention of net income generated during the quarter. At September 30, 2001, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. Net income for the quarter ended September 30, 2001 was $270,000, or $.16 per share, as compared with net income of $190,000, or $.11 per share, for the three months ended September 30, 2000, a increase of $80,000 or $.05 per share. Largely as a result of growth generated since the acquisition of a second branch office in Florence, South Carolina in March 2000, all categories of income and expense are higher during the current quarter than during the corresponding quarter of last year. Net interest income and non-interest income increased by $221,000 and $83,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $75,000, $106,000 and $43,000, respectively.

Net Interest Income. Net interest income for the quarter ended September 30, 2001 was $1,040,000 as compared with $819,000 during the quarter ended September 30, 2000, an increase of $221,000. The Company's net interest margin was 3.64% during the quarter ended September 30, 2001 as compared with to 3.28% for the quarter ended September 30, 2000. The yield on average interest earning asset declined slightly to 7.58% during the current fiscal quarter from 7.59% for the quarter ended September 30, 2000. The Company's cost of funds dropped much more significantly, from 5.45% to 4.82%, due to the repricing of interest-bearing liabilities during the declining interest rate environment of the last year.

Provision for Loan Losses. The provision for loan losses during the current quarter was $75,000, while no provision for loan losses was made during the quarter ended September 30, 2000. Net loan charge-offs totaled $3,000 during the current quarter. There were no net loan charge-offs during the quarter ended September 30, 2000. At September 30, 2001, nonaccrual loans aggregated $1.2 million while the allowance for loan losses stood at $643,000.

Non-Interest Expenses. Non-interest expenses increased to $727,000 during the quarter ended September 30, 2001 as compared with $621,000 for the quarter ended September 30, 2000, an increase of $106,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the quarter the Company incurred costs of $35,000 in connection with the implementation of a new data processing system. Increases in non-interest expenses were mitigated by a reduction in amortization costs of $33,000 as a result of the adoption on July 1, 2001 of new accounting pronouncements (see NOTE C to the consolidated financial statements).

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.6% and 37.3% for the quarters ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

During the quarter ended September 30, 2001, Great Pee Dee Bancorp, Inc. paid a cash dividend of $.11 per share. On October 9, 2001 declared a quarterly cash dividend of $.125 per share and a 10% stock dividend payable November 9, 2001 to shareholders of record as of October 30, 2001. Although Great Pee Dee Bancorp, Inc. anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of September 30, 2001, liquid assets (cash, interest-earning deposits, federal funds sold and marketable investment securities) were approximately $9.8 million, which represents 12.4% of deposits. At that date, outstanding loan commitments were $1.2 million, the undisbursed portion of construction loans was $4.4 million and undrawn lines of credit totaled $6.7 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, First Federal must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. At September 30, 2001, First Federal exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee's funds are dividends received from the Bank. In fiscal 2002, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover Great Pee Dee's cash requirements.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a)    Exhibits.

             None

      (b)    Reports on Form 8-K.

             During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREAT PEE DEE BANCORP, INC.

Date: November 5, 2001           By: /s/ Herbert W. Watts
                                     -------------------------------------------
                                     Herbert W. Watts
                                     Chief Executive Officer

Date: November 5, 2001           By: /s/ Johnnie L. Crafts
                                     -------------------------------------------
                                     Johnnie L. Craft
                                     Chief Financial Officer