Form 10QSB
period 2001-12-31
GREAT PEE DEE BANCORP INC
filed 2002-02-11
CIK 1046587

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

     For the transition period ended
                                     --------------------------------------


                         Commission File Number 0-23521
                                                -------

                           GREAT PEE DEE BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                 56-2050592
   --------------------------------------      ---------------------------------
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

As of January 28, 2002, 1,775,475 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 12 pages.

                                                                     Page No.
                                                                     --------
Part l.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               December 31, 2001 and June 30, 2001 ................      3

               Consolidated Statements of Operations
               Three Months and Six Months Ended
               December 31, 2001 and 2000 .........................      4

               Consolidated Statements of Cash Flows
               Six Months Ended December 31, 2001 and 2000 ........      5

               Notes to Consolidated Financial Statements .........      6

Item 2 -   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................      8

Part II.   Other Information

               Item 4. Submission of Matters to a Vote of
                       Security Holders ............................    11

               Item 6. Exhibits and Reports on Form 8-K ...........     11

Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                  December 31,
                                                                                     2001         June 30,
                                                                                  (Unaudited)       2001*
                                                                                  ------------   ---------
                                                                                        (In Thousands)
ASSETS

Cash on hand and in banks                                                          $   1,357     $     661
Interest-bearing balances in other banks                                               2,852         2,045
Federal funds sold                                                                       105           648
Investment securities available for sale, at fair value                                  459           472
Investment securities held to maturity, at amortized cost                              6,004         6,264
Loans receivable, net                                                                102,168        97,804
Loans held for sale                                                                    5,283         3,431
Accrued interest receivable                                                              914           736
Premises and equipment, net                                                            1,409         1,062
Stock in the Federal Home Loan Bank, at cost                                             850           725
Real estate acquired in settlement of loans                                               31            37
Other assets                                                                           2,114         2,112
                                                                                   ---------     ---------

                                                                    TOTAL ASSETS   $ 123,546     $ 115,997
                                                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Deposit accounts                                                                $  80,744     $  77,624
   Advances from Federal Home Loan Bank                                               17,000        12,800
   Accrued interest payable                                                               81            52
   Advance payments by borrowers for property taxes and insurance                         47           128
   Accrued expenses and other liabilities                                                224           263
                                                                                   ---------     ---------

                                                               TOTAL LIABILITIES      98,096        90,867
                                                                                   ---------     ---------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                        --            --
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                            22            22
   Additional paid in capital                                                         22,137        21,562
   Unearned compensation                                                              (1,264)       (1,369)
   Retained earnings, substantially restricted                                        10,057        12,325
   Accumulated other comprehensive loss                                                  (26)          (18)
                                                                                   ---------     ---------
                                                                                      30,926        32,522
   Cost of common stock in treasury, 449,142 and
     606,372 shares, respectively                                                     (5,476)       (7,392)
                                                                                   ---------     ---------

                                                      TOTAL STOCKHOLDERS' EQUITY      25,450        25,130
                                                                                   ---------     ---------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY   $ 123,546     $ 115,997
                                                                                   =========     =========

* Derived from audited financial statements

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended       Six Months Ended
                                                             December 31,            December 31,
                                                     -----------------------    ----------------------
                                                         2001         2000        2001         2000
                                                     ----------   ----------   ----------   ----------
                                                           (In Thousands Except Per Share Data)
INTEREST INCOME

   Loans                                             $    2,115   $    1,735   $    4,147   $    3,401
   Investments                                              106          110          215          215
   Deposits in other banks and federal funds sold            19           81           44          207
                                                     ----------   ----------   ----------   ----------

                             TOTAL INTEREST INCOME        2,240        1,926        4,406        3,823
                                                     ----------   ----------   ----------   ----------

INTEREST EXPENSE
   Savings deposits                                         798        1,001        1,750        1,957
   Borrowed funds                                           175          123          349          245
                                                     ----------   ----------   ----------   ----------

                            TOTAL INTEREST EXPENSE          973        1,124        2,099        2,202
                                                     ----------   ----------   ----------   ----------

                               NET INTEREST INCOME        1,267          802        2,307        1,621

PROVISION FOR LOAN LOSSES                                   150         --            225         --
                                                     ----------   ----------   ----------   ----------

                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES        1,117          802        2,082        1,621
                                                     ----------   ----------   ----------   ----------

NON-INTEREST INCOME                                         161          149          349          254
                                                     ----------   ----------   ----------   ----------

NON-INTEREST EXPENSES
   Personnel costs                                          336          328          663          644
   Occupancy                                                108           57          184          132
   Other                                                    294          220          618          450
                                                     ----------   ----------   ----------   ----------

                       TOTAL NON-INTEREST EXPENSES          738          605        1,465        1,226
                                                     ----------   ----------   ----------   ----------

                        INCOME BEFORE INCOME TAXES          540          346          966          649

PROVISION FOR INCOME TAXES                                  200          131          356          244
                                                     ----------   ----------   ----------   ----------

                                        NET INCOME   $      340   $      215   $      610   $      405
                                                     ==========   ==========   ==========   ==========

NET INCOME PER SHARE
   Basic                                             $      .21   $      .13   $      .37   $      .24
   Assuming dilution                                        .21          .13          .37          .24

CASH DIVIDEND PER SHARE                              $     .114   $      .10   $     .214   $     .191

WEIGHTED AVERAGE SHARES OUTSTANDING
   ADJUSTED FOR 10% STOCK DIVIDEND IN 2001

     Basic                                            1,640,120    1,647,644    1,639,528    1,672,415
     Assuming dilution                                1,655,329    1,647,644    1,647,544    1,672,415


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                           Six Months Ended
                                                                             December 31,
                                                                          ------------------
                                                                            2001      2000
                                                                          -------    -------
                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $   610    $   405
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                          173        207
       Provision for loan losses                                              225       --
       Provision for foreclosed asset                                        --           16
       Release of ESOP shares                                                  76         71
       Amortization of stock awards under recognition
         and retention plan                                                    35         76
       Treasury stock issued as compensation                                   12         12
       Increase in loans held for sale                                     (1,852)    (1,143)
       Change in assets and liabilities:
         Increase in accrued interest receivable                             (178)      (233)
         Increase (decrease) in accrued interest payable                       29       (115)
         Other                                                               (110)       243
                                                                          -------    -------
                                                       NET CASH USED BY
                                                   OPERATING ACTIVITIES      (980)      (461)
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                --         --
     Held to maturity investment securities                                  (799)      (799)
   Proceeds from maturities of held-to-maturity investments                 1,059          1
   Net increase in loans                                                   (4,589)    (5,545)
   Purchase of Federal Home Loan Bank stock                                  (125)      --
   Purchases of property and equipment                                       (447)        (6)
   Other                                                                        6         16
                                                                          -------    -------

                                                       NET CASH USED BY
                                                   INVESTING ACTIVITIES    (4,895)    (6,333)
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                         3,120        690
   Proceeds from Federal Home Loan Bank advances                            4,200      3,000
   Increase (decrease) in advances from borrowers                             (81)        62
   Purchase of treasury stock                                                 (64)    (1,376)
   Cash dividends paid                                                       (340)      (323)
                                                                          -------    -------

                                                      NET CASH PROVIDED
                                                BY FINANCING ACTIVITIES     6,835      2,053
                                                                          -------    -------

                                             NET INCREASE (DECREASE) IN
                                              CASH AND CASH EQUIVALENTS       960     (4,741)

CASH AND CASH EQUIVALENTS, BEGINNING                                        3,354      9,131
                                                                          -------    -------

                                      CASH AND CASH EQUIVALENTS, ENDING   $ 4,314    $ 4,390
                                                                          =======    =======


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank") and First Federal Investment Services, Inc. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending
June 30, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, Employee Stock Ownership Plan ("ESOP") shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options.

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

NOTE D - STOCK DIVIDEND

The Company's Board of Directors on October 9, 2001 declared a 10% stock dividend payable November 9, 2001 to shareholders of record as of October 30, 2001. This stock dividend was paid out of treasury shares. All references to net income per share, weighted average shares outstanding and dividends have been adjusted to reflect the effects of this stock dividend.

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

Comparison of Financial Condition at December 31, 2001 and June 30, 2001

The Company generated loan growth of $4.4 million during the six months ended December 31, 2001, increasing net loans receivable from $97.8 million at June 30, 2001 to $102.2 million at period end. In addition, one-to-four family residential mortgage loans held for sale grew from $3.4 million to $5.3 million. Principally as a result of this loan growth, the Company's total assets increased by $7.5 million during the six months ended December 31, 2001, from $116.0 million at June 30, 2001 to $123.5 million at the period end. This growth was funded by increases of $3.1 million and $4.2 million, respectively, in customer deposit accounts and advances from the Federal Home Loan Bank ("FHLB") of Atlanta. Total stockholders' equity was $25.5 million at December 31, 2001 as compared with $25.1 million at June 30, 2001, an increase of $320,000 that resulted principally from the retention of net income generated during the quarter. During the quarter ended December 31, 2001, the Company paid a 10% stock dividend using shares that had previously been held in treasury. Unless otherwise indicated, references herein to net income and dividends per share have adjusted for the effect of this stock dividend. At December 31, 2001, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 2001 and 2000

Net Income. Net income for the quarter ended December 31, 2001 was $340,000, or $.21 per share, as compared with net income of $215,000, or $.13 per share, for the three months ended December 31, 2000, an increase of $125,000 or $.08 per share. Largely as a result of growth generated since the acquisition of a branch office in Florence, South Carolina in March 2000, all categories of income and expense, other than interest expense, were higher during the current quarter than during the corresponding quarter of last year. Net interest income and non-interest income increased by $465,000 and $12,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $150,000, $133,000 and $69,000, respectively.

Net Interest Income. Net interest income for the quarter ended December 31, 2001 was $1,267,000 as compared with $802,000 during the quarter ended December 31, 2000, an increase of $465,000. The Company's net interest margin was 4.38% during the quarter ended December 31, 2001 as compared to 3.19% for the quarter ended December 31, 2000. The yield on average interest-earning assets increased to 7.74% during the current fiscal quarter from 7.66% for the quarter ended December 31, 2000. This increase resulted from an increased yield on loans combined with a higher concentration of interest-earning assets being comprised of loans. During the current quarter, the yield on loans was 8.03% with loans comprising 91.0% of interest-earning assets. For the same quarter of 2000, the yield on loans was 7.81% with loans comprising 83.3% of total interest-earning assets. The Company's cost of funds dropped significantly, from 5.68% to 4.08%, due principally to the repricing of interest-bearing liabilities during the declining interest rate environment of the last year.

Provision for Loan Losses. The provision for loan losses during the current quarter was $150,000, while no provision for loan losses was made during the quarter ended December 31, 2000. This increased provision resulted principally from growth in loans and in response to the generally weaker economy. Net loan charge-offs totaled $16,456 during the current quarter. There were no net loan charge-offs during the quarter ended December 31, 2000. At December 31, 2001, nonaccrual loans aggregated $1,432,083 while the allowance for loan losses stood at $793,000.

Non-Interest Expenses. Non-interest expenses increased to $738,000 during the quarter ended December 31, 2001 as compared with $605,000 for the quarter ended December 31, 2000, an increase of $133,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the current quarter the Company incurred costs of $37,943 in connection with the implementation of a new data processing system. Increases in non-interest expenses were mitigated by a reduction in amortization costs of $33,000 as a result of the adoption on July 1, 2001 of new accounting pronouncements (see NOTE C to the consolidated financial statements).

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.0% and 37.9% for the quarters ended December 31, 2001 and 2000, respectively.

Comparison of Results of Operations for the Six months Ended December 31, 2001 and 2000

Net Income. Net income for the six months ended December 31, 2001 was $610,000, or $.37 per share, as compared with net income of $405,000, or $.24 per share, for the six months ended December 31, 2000, an increase of $205,000 or $.13 per share. Largely as a result of growth generated since the acquisition of a branch office in Florence, South Carolina in March 2000, all categories of income and expense, other than interest expense, were higher during the current six months than during the corresponding six months of last year. Net interest income and non-interest income increased by $686,000 and $95,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $225,000, $239,000 and $112,000, respectively.

Net Interest Income. Net interest income for the six months ended December 31, 2001 was $2,307,000 as compared with $1,621,000 during the six months ended December 31, 2000, an increase of $686,000. The Company's net interest margin was 3.99% during the six months ended December 31, 2001 as compared to 3.23% for the six months ended December 31, 2000. The yield on average interest-earning assets increased slightly to 7.62% during the current six months from 7.61% for the six months ended December 31, 2000. This increase resulted from an increased yield on loans combined with a higher concentration of interest-earning assets being comprised of loans. During the current six months, the yield on loans was 7.85% with loans comprising 91.3% of interest-earning assets. For the same six months of 2000, the yield on loans was 7.61% with loans comprising 87.5% of total interest-earning assets. The Company's cost of funds dropped significantly, from 5.55% to 4.42%, due principally to the repricing of interest-bearing liabilities during the declining interest rate environment of the last year.

Provision for Loan Losses. The provision for loan losses during the current six months was $225,000, while no provision for loan losses was made during the six months ended December 31, 2000. This increased provision resulted principally from growth in loans and in response to the generally weaker economy. Net loan charge-offs totaled $19,456 during the current six months. There were no net loan charge-offs during the six months ended December 31, 2000. At December 31, 2001, nonaccrual loans aggregated $1,432,083 while the allowance for loan losses stood at $793,000.

Non-Interest Expenses. Non-interest expenses increased to $1,465,000 during the six months ended December 31, 2001 as compared with $1,226,000 for the six months ended December 31, 2000, an increase of $239,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the six months the Company incurred costs of $73,383 in connection with the implementation of a new data processing system. Increases in non-interest expenses were mitigated by a reduction in amortization costs of $66,000 as a result of the adoption on July 1, 2001 of new accounting pronouncements (see NOTE C to the consolidated financial statements).

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.9% and 37.6% for the six months ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

During the quarter ended September 30, 2001, the Company paid a cash dividend of $.11 per share. During the quarter ended December 31, 2001, the Company paid a cash dividend of $.125 per share and distributed a 10% stock dividend. Adjusted for the stock dividend, the quarterly dividends for the first and second quarters of the current fiscal year were $.10 and $.114, respectively. Although Great Pee Dee Bancorp, Inc. anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of December 31, 2001, liquid assets (cash, interest-earning deposits, federal funds sold and marketable investment securities) were approximately $10.8 million, which represents 13.3% of deposits. At that date, outstanding loan commitments were $685,000, the undisbursed portion of construction loans was $3.4 million and undrawn lines of credit totaled $6.5 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, First Federal must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. At December 31, 2001, First Federal exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of the Company's funds are dividends received from the Bank. In fiscal 2002, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover Great Pee Dee's cash requirements.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 16, 2001. Of 1,618,245 shares entitled to vote at the meeting, 1,318,009 voted. The following matters were voted on at the meeting:

1.        Election of Three Directors

          Robert M. Bennett, Jr., Henry P. Duvall, IV and John S. Long were each elected as director with at least 1,294,959 or 98.3% of the shares voted.

          Directors continuing in office, with the year of expiration of each such director's term, are as follows: Herbert W. Watts (2002), James C. Crawford, III (2002), Cornelius B. Young (2002),
          William R. Butler (2003) and H. Malloy Evans, Jr. (2004).

2. Ratification of Dixon Odom PLLC as independent auditors for the fiscal year ending June 30, 2002.

          Ratified with 1,293,089 or 98.1% of the shares voted.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.

              None

          (b) Reports on Form 8-K.

              During the quarter ended December 31, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GREAT PEE DEE BANCORP, INC.

Date:   February 1, 2002               By:   /s/ Herbert W. Watts
                                             -------------------------------
                                             Herbert W. Watts
                                             Chief Executive Officer

Date:   February 1, 2002               By:   /s/ Johnnie L. Craft
                                             -------------------------------
                                             Johnnie L. Craft
                                             Chief Financial Officer