Form 10QSB/A
period 2001-09-30
GREAT PEE DEE BANCORP INC
filed 2002-05-10
CIK 1046587

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A
                   (Amendment No. 1 to Quarterly Report Under
               Section 13 or 15(d) of the Securities Exchange Act)

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

                For the transition period ended _________________


                         Commission File Number 0-23521
                                               ------------

                           GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                         56-2050592
------------------------------------                ----------------------------
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

This report contains 10 pages.

                                EXPLANATORY NOTE

This amendment to Great Pee Dee Bancorp, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 is being filed to reflect a revision to the Company's amortization of intangible assets for that three-month period. On July 1, 2001, the Company adopted Statement of Financial Standards No. ("SFAS") 142, Goodwill and Other Intangible Assets, and ceased to amortize a portion of the intangible assets recorded with the purchase of its branch in Florence, South Carolina during March of 2000. Subsequently, it has been determined that Company should, under SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, continue to amortize all intangible assets arising from that branch purchase. As a result, additional amortization of intangibles of $31,000 is reflected in the accompanying Consolidated Statement of Operations for the quarter ended September 30, 2001.

The net results of this revision for the three-month period ended September 30, 2001 are that Other Non-Interest Expenses is increased by $31,000, Income Before Income Taxes is decreased by $31,000, Provision for Income Taxes is decreased by $12,000, and Net Income is decreased by $19,000, or $.01 per share basic and diluted. Total Assets and Total Stockholders' Equity at September 30, 2001 are reduced by $19,000. Cash flows and liquidity are not affected by this revision.

Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the revised Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended September 30, 2001.

                                                                                Page No.
                                                                                --------
Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             September 30, 2001 and June 30, 2001 ...........................      3

             Consolidated Statements of Operations
             Three Months Ended September 30, 2001 and 2000 .................      4

             Consolidated Statements of Cash Flows
             Three Months Ended September 30, 2001 and 2000 .................      5

             Notes to Consolidated Financial Statements .....................      6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................      7

Part II. Other Information

             Item 6. Exhibits and Reports on Form 8-K .......................      9

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
================================================================================

                                                                                    September 30,
                                                                                        2001
                                                                                     (Unaudited)        June 30,
ASSETS                                                                                (Revised)           2001*
                                                                                    -------------     -------------
                                                                                            (In Thousands)
Cash on hand and in banks                                                           $         435     $         661
Interest-bearing balances in other banks                                                    2,485             2,045
Federal funds sold                                                                            400               648
Investment securities available for sale, at fair value                                       466               472
Investment securities held to maturity, at amortized cost                                   6,004             6,264
Loans receivable, net                                                                     103,284            97,804
Loans held for sale                                                                         3,596             3,431
Accrued interest receivable                                                                   828               736
Premises and equipment, net                                                                 1,235             1,062
Stock in the Federal Home Loan Bank, at cost                                                  850               725
Real estate acquired in settlement of loans                                                    37                37
Other assets                                                                                2,132             2,112
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     121,752     $     115,997
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                 $      79,212     $      77,624
   Advances from Federal Home Loan Bank                                                    17,000            12,800
   Accrued interest payable                                                                    62                52
   Advance payments by borrowers for property taxes and insurance                             151               128
   Accrued expenses and other liabilities                                                      89               263
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           96,514            90,867
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                                 22                22
   Additional paid in capital                                                              21,734            21,562
   Unearned compensation                                                                   (1,318)           (1,369)
   Retained earnings, substantially restricted                                             12,247            12,325
   Accumulated other comprehensive loss                                                       (21)              (18)
                                                                                    -------------     -------------
                                                                                           32,664            32,522
   Cost of common stock in treasury, 609,428 and
     606,372 shares, respectively                                                          (7,426)           (7,392)
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           25,238            25,130
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     121,752     $     115,997
                                                                                    =============     =============

* Derived from audited financial statements

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)

================================================================================

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2001
                                                                                       (Revised)          2000
                                                                                     -------------    -------------
                                                                                          (In Thousands Except
                                                                                           Per Share Amounts)
INTEREST INCOME
   Loans                                                                             $       2,032    $       1,666
   Investments                                                                                 109              105
   Deposits in other banks and federal funds sold                                               25              126
                                                                                     -------------    -------------

                                                           TOTAL INTEREST INCOME             2,166            1,897
                                                                                     -------------    -------------

INTEREST EXPENSE
   Savings deposits                                                                            952              956
   Borrowed funds                                                                              174              122
                                                                                     -------------    -------------

                                                          TOTAL INTEREST EXPENSE             1,126            1,078
                                                                                     -------------    -------------

                                                             NET INTEREST INCOME             1,040              819

PROVISION FOR LOAN LOSSES                                                                       75                -
                                                                                     -------------    -------------

                                                       NET INTEREST INCOME AFTER
                                                       PROVISION FOR LOAN LOSSES               965              819
                                                                                     -------------    -------------

NON-INTEREST INCOME                                                                            188              105
                                                                                     -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                                                             327              316
   Occupancy                                                                                    76               75
   Other                                                                                       355              230
                                                                                     -------------    -------------

                                                     TOTAL NON-INTEREST EXPENSES               758              621
                                                                                     -------------    -------------

                                                      INCOME BEFORE INCOME TAXES               395              303

PROVISION FOR INCOME TAXES                                                                     144              113
                                                                                     -------------    -------------

                                                                      NET INCOME     $         251    $         190
                                                                                     =============    =============

NET INCOME PER SHARE
   Basic                                                                             $         .15    $         .11
   Assuming dilution                                                                           .15              .11

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                                 1,638,937        1,697,187
   Assuming dilution                                                                     1,639,760        1,697,187

CASH DIVIDEND PER SHARE                                                              $         .11    $         .10

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                                           Three Months Ended
                                                                                             September  30,
                                                                                     ------------------------------
                                                                                         2001
                                                                                       (Revised)          2000
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         251    $         190
   Adjustments to reconcile net income to net cash used by
    operating activities:
       Depreciation and amortization                                                            68              105
       Provision for loan losses                                                                75                -
       Release of ESOP shares                                                                   34               35
       Amortization of stock awards under recognition
         and retention plan                                                                     18               38
       Treasury stock issued as compensation                                                     3               12
       Increase in loans held for sale                                                        (165)            (396)
       Change in assets and liabilities:
         Increase in accrued interest receivable                                               (92)            (147)
         Increase (decrease) in accrued interest payable                                        10              (85)
         Other                                                                                (223)             207
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             OPERATING ACTIVITIES              (21)             (41)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of held-to-maturity investment securities                                        (799)            (799)
   Proceeds from maturities of held-to-maturity investments                                  1,059                -
   Net increase in loans                                                                    (5,555)          (1,962)
   Purchases of property and equipment                                                        (210)              (6)
   Purchase of Federal Home Loan Bank stock                                                   (125)               -
   Other                                                                                         -               16
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (5,630)          (2,751)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                                          1,588            3,445
   Proceeds from FHLB advances                                                               4,200                -
   Increase in advances from borrowers                                                          23               48
   Purchase of treasury stock                                                                  (35)            (848)
   Cash dividends paid                                                                        (159)            (158)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            5,617            2,487
                                                                                     -------------    -------------

                                                             NET DECREASE IN CASH
                                                             AND CASH EQUIVALENTS              (34)            (305)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         3,354            9,131
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $       3,320    $       8,826
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

NOTE C - NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued. Substantially all of the Company's intangible assets were recorded in connection with its purchase in March of 2000 of a branch office in Florence, South Carolina. As a result, none of those intangible assets constitutes goodwill that must cease to be amortized under the provisions of SFAS 142. Accordingly, the Company's adoption of SFAS 142 on July 1, 2001 has not significantly affected its Consolidated Financial Statements.

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

Comparison of Financial Condition at September 30, 2001 and June 30, 2001

The Company generated loan growth of $5.5 million during the quarter ended September 30, 2001, increasing net loans receivable from $97.8 million to $103.3 million during the quarter. Principally as a result of this loan growth, the Company's total assets increased by $5.8 million during the three months ended September 30, 2001, from $116.0 million at June 30, 2001 to $121.8 million at the period end. This growth was funded by increases of $1.6 million and $4.2 million, respectively, in customer deposit accounts and advances from the FHLB of Atlanta. Total stockholders' equity was $25.2 million at September 30, 2001 as compared with $25.1 million at June 30, 2001, an increase of $108,000 that resulted principally from the retention of net income generated during the quarter. At September 30, 2001, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. Net income for the quarter ended September 30, 2001 was $251,000, or $.15 per share, as compared with net income of $190,000, or $.11 per share, for the three months ended September 30, 2000, a increase of $61,000 or $.04 per share. Largely as a result of growth generated since the acquisition of a second branch office in Florence, South Carolina in March 2000, all categories of income and expense are higher during the current quarter than during the corresponding quarter of last year. Net interest income and non-interest income increased by $221,000 and $83,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $75,000, $137,000 and $31,000, respectively.

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

Non-Interest Expenses. Non-interest expenses increased to $758,000 during the quarter ended September 30, 2001 as compared with $621,000 for the quarter ended September 30, 2000, an increase of $137,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the quarter the Company incurred costs of $35,000 in connection with the implementation of a new data processing system.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.5% and 37.3% for the quarters ended September 30, 2001 and 2000, respectively.

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

                                        GREAT PEE DEE BANCORP, INC.



Date: May 1, 2002                       By: /s/ Herbert W. Watts
                                            ------------------------------------
                                            Herbert W. Watts
                                            Chief Executive Officer




Date: May 1, 2002                       By: /s/ Johnnie L. Craft
                                            ------------------------------------
                                            Johnnie L. Craft
                                            Chief Financial Officer