Form 10QSB/A
period 2001-12-31
GREAT PEE DEE BANCORP INC
filed 2002-05-10
CIK 1046587

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


                         Commission File Number 0-23521
                                               ---------

                           GREAT PEE DEE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                     56-2050592
---------------------------------------          -------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X       No _____
         -----

As of January 28, 2002, 1,775,475 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 11 pages.

                                EXPLANATORY NOTE

This amendment to Great Pee Dee Bancorp, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 is being filed to reflect revisions to the Company's amortization of intangible assets for the three-month and six-month periods then ended. On July 1, 2001, the Company adopted Statement of Financial Standards No. ("SFAS") 142, Goodwill and Other Intangible Assets, and ceased to amortize a portion of the intangible assets recorded with the purchase of its branch in Florence, South Carolina during March of 2000. Subsequently, it has been determined that Company should, under SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, continue to amortize all intangible assets arising from that branch purchase. As a result, additional amortization of intangibles of $31,000 for the quarter ended December 31, 2001 and $62,000 for the six months ended December 31, 2001 is reflected in the accompanying Consolidated Statement of Operations.

The net results of this revision for the three-month period ended December, 2001 are that Other Non-Interest Expenses is increased by $31,000, Income Before Income Taxes is decreased by $31,000, Provision for Income Taxes is decreased by $11,000, and Net Income is decreased by $20,000, or $.01 per share basic and $.02 per share diluted. The net results of this revision for the six-month period ended December, 2001 are that Other Non-Interest Expenses is increased by $62,000, Income Before Income Taxes is decreased by $62,000, Provision for Income Taxes is decreased by $23,000, and Net Income is decreased by $39,000, or $.02 per share basic and diluted. Total Assets and Total Stockholders' Equity at December 31, 2001 are reduced by $39,000. Cash flows and liquidity are not affected by this revision.

Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the revised Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended December 31, 2001.

                                                                                   Page No.
                                                                                   --------
Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
             Consolidated Statements of Financial Condition
             December 31, 2001 and June 30, 2001 .................................    3

             Consolidated Statements of Operations
             Three Months and Six Months Ended
             December 31, 2001 and 2000 ..........................................    4

             Consolidated Statements of Cash Flows
             Six Months Ended December 31, 2001 and 2000 .........................    5

             Notes to Consolidated Financial Statements ..........................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...................................................    7

Part II. Other Information

             Item 4. Submission of Matters to a Vote of Security Holders .........   10

             Item 6. Exhibits and Reports on Form 8-K ............................   10

Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
-------------------------------------------------------------------------------

                                                                                     December 31,
                                                                                        2001
                                                                                     (Unaudited)       June 30,
ASSETS                                                                                (Revised)          2001*
                                                                                    -------------   -------------
                                                                                           (In Thousands)

Cash on hand and in banks                                                           $       1,357   $         661
Interest-bearing balances in other banks                                                    2,852           2,045
Federal funds sold                                                                            105             648
Investment securities available for sale, at fair value                                       459             472
Investment securities held to maturity, at amortized cost                                   6,004           6,264
Loans receivable, net                                                                     102,168          97,804
Loans held for sale                                                                         5,283           3,431
Accrued interest receivable                                                                   914             736
Premises and equipment, net                                                                 1,409           1,062
Stock in the Federal Home Loan Bank, at cost                                                  850             725
Real estate acquired in settlement of loans                                                    31              37
Other assets                                                                                2,075           2,112
                                                                                    -------------   -------------

                                                                    TOTAL ASSETS    $     123,507   $     115,997
                                                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                                                  $      80,744   $      77,624
  Advances from Federal Home Loan Bank                                                     17,000          12,800
  Accrued interest payable                                                                     81              52
  Advance payments by borrowers for property taxes and insurance                               47             128
  Accrued expenses and other liabilities                                                      224             263
                                                                                    -------------   -------------

                                                               TOTAL LIABILITIES           98,096          90,867
                                                                                    -------------   -------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 400,000 shares
   authorized, no shares issued and outstanding                                                 -               -
  Common stock, $.01 par value, 3,600,000
   shares authorized; 2,224,617 shares issued                                                  22              22
  Additional paid in capital                                                               22,137          21,562
  Unearned compensation                                                                    (1,264)         (1,369)
  Retained earnings, substantially restricted                                              10,018          12,325
  Accumulated other comprehensive loss                                                        (26)            (18)
                                                                                    -------------   -------------
                                                                                           30,887          32,522
  Cost of common stock in treasury, 449,142 and
    606,372 shares, respectively                                                           (5,476)         (7,392)
                                                                                    -------------   -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           25,411          25,130
                                                                                    -------------   -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     123,507   $     115,997
                                                                                    =============   =============

* Derived from audited financial statements

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended               Six Months Ended
                                                             December 31,                    December 31,
                                                    -----------------------------    ------------------------------
                                                        2001                             2001
                                                      (Revised)          2000          (Revised)           2000
                                                    ------------     ------------    -------------    -------------
                                                                 (In Thousands Except Per Share Data)
INTEREST INCOME
   Loans                                            $      2,115     $      1,735    $       4,147    $       3,401
   Investments                                               106              110              215              215
   Deposits in other banks and federal funds sold             19               81               44              207
                                                    ------------     ------------    -------------    -------------

                             TOTAL INTEREST INCOME         2,240            1,926            4,406            3,823
                                                    ------------     ------------    -------------    -------------

INTEREST EXPENSE
   Savings deposits                                          798            1,001            1,750            1,957
   Borrowed funds                                            175              123              349              245
                                                    ------------     ------------    -------------    -------------

                            TOTAL INTEREST EXPENSE           973            1,124            2,099            2,202
                                                    ------------     ------------    -------------    -------------

                               NET INTEREST INCOME         1,267              802            2,307            1,621

PROVISION FOR LOAN LOSSES                                    150                -              225                -
                                                    ------------     ------------    -------------    -------------

                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES         1,117              802            2,082            1,621
                                                    ------------     ------------    -------------    -------------

NON-INTEREST INCOME                                          161              149              349              254
                                                    ------------     ------------    -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                           336              328              663              644
   Occupancy                                                 108               57              184              132
   Other                                                     325              220              680              450
                                                    ------------     ------------    -------------    -------------

                       TOTAL NON-INTEREST EXPENSES           769              605            1,527            1,226
                                                    ------------     ------------    -------------    -------------

                        INCOME BEFORE INCOME TAXES           509              346              904              649

PROVISION FOR INCOME TAXES                                   189              131              333              244
                                                    ------------     ------------    -------------    -------------

                                        NET INCOME  $        320     $        215    $         571    $         405
                                                    ============     ============    =============    =============

NET INCOME PER SHARE
   Basic                                            $        .20     $        .13    $         .35    $         .24
   Assuming dilution                                         .19              .13              .35              .24

CASH DIVIDEND PER SHARE                             $       .114     $        .10    $        .214    $        .191

WEIGHTED AVERAGE SHARES OUTSTANDING
   ADJUSTED FOR 10% STOCK DIVIDEND IN
   2001
     Basic                                             1,640,120        1,647,644        1,639,528        1,672,415
     Assuming dilution                                 1,655,329        1,647,644        1,647,544        1,672,415

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         2001
                                                                                       (Revised)          2000
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         571    $         405
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                                           235              207
       Provision for loan losses                                                               225                -
       Provision for foreclosed asset                                                            -               16
       Release of ESOP shares                                                                   76               71
       Amortization of stock awards under recognition
         and retention plan                                                                     35               76
       Treasury stock issued as compensation                                                    12               12
       Increase in loans held for sale                                                      (1,852)          (1,143)
       Change in assets and liabilities:
         Increase in accrued interest receivable                                              (178)            (233)
         Increase (decrease) in accrued interest payable                                        29             (115)
         Other                                                                                (133)             243
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             OPERATING ACTIVITIES             (980)            (461)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Available for sale investment securities                                                    -                -
     Held to maturity investment securities                                                   (799)            (799)
   Proceeds from maturities of held-to-maturity investments                                  1,059                1
   Net increase in loans                                                                    (4,589)          (5,545)
   Purchase of Federal Home Loan Bank stock                                                   (125)               -
   Purchases of property and equipment                                                        (447)              (6)
   Other                                                                                         6               16
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (4,895)          (6,333)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                                          3,120              690
   Proceeds from Federal Home Loan Bank advances                                             4,200            3,000
   Increase (decrease) in advances from borrowers                                              (81)              62
   Purchase of treasury stock                                                                  (64)          (1,376)
   Cash dividends paid                                                                        (340)            (323)
                                                                                     -------------    -------------

                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            6,835            2,053
                                                                                     -------------    -------------

                                                       NET INCREASE (DECREASE) IN
                                                        CASH AND CASH EQUIVALENTS              960           (4,741)

CASH AND CASH EQUIVALENTS, BEGINNING                                                         3,354            9,131
                                                                                     -------------    -------------

                                                CASH AND CASH EQUIVALENTS, ENDING    $       4,314    $       4,390
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

Comparison of Financial Condition at December 31, 2001 and June 30, 2001

The Company generated loan growth of $4.4 million during the six months ended December 31, 2001, increasing net loans receivable from $97.8 million at June 30, 2001 to $102.2 million at period end. In addition, one-to-four family residential mortgage loans held for sale grew from $3.4 million to $5.3 million. Principally as a result of this loan growth, the Company's total assets increased by $7.5 million during the six months ended December 31, 2001, from $116.0 million at June 30, 2001 to $123.5 million at the period end. This growth was funded by increases of $3.1 million and $4.2 million, respectively, in customer deposit accounts and advances from the Federal Home Loan Bank ("FHLB") of Atlanta. Total stockholders' equity was $25.4 million at December 31, 2001 as compared with $25.1 million at June 30, 2001, an increase of $281,000 that resulted principally from the retention of net income generated during the six months. During the quarter ended December 31, 2001, the Company paid a 10% stock dividend using shares that had previously been held in treasury. Unless otherwise indicated, references herein to net income and dividends per share have adjusted for the effect of this stock dividend. At December 31, 2001, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended December 31, 2001 and 2000

Net Income. Net income for the quarter ended December 31, 2001 was $320,000, or $.20 per share basic and $.19 per share diluted, as compared with net income of $215,000, or $.13 per share basic and diluted, for the three months ended December 31, 2000, an increase of $105,000, or $.07 per share basic and $.06 per share diluted. Largely as a result of growth generated since the acquisition of a branch office in Florence, South Carolina in March 2000, all categories of income and expense, other than interest expense, were higher during the current quarter than during the corresponding quarter of last year. Net interest income and non-interest income increased by $465,000 and $12,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $150,000, $164,000 and $58,000, respectively.

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

Non-Interest Expenses. Non-interest expenses increased to $769,000 during the quarter ended December 31, 2001 as compared with $605,000 for the quarter ended December 31, 2000, an increase of $164,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the current quarter the Company incurred costs of $37,943 in connection with the implementation of a new data processing system.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.1% and 37.9% for the quarters ended December 31, 2001 and 2000, respectively.

Comparison of Results of Operations for the Six months Ended December 31, 2001 and 2000

Net Income. Net income for the six months ended December 31, 2001 was $571,000, or $.35 per share, as compared with net income of $405,000, or $.24 per share, for the six months ended December 31, 2000, an increase of $166,000 or $.11 per share. Largely as a result of growth generated since the acquisition of a branch office in Florence, South Carolina in March 2000, all categories of income and expense, other than interest expense, were higher during the current six months than during the corresponding six months of last year. Net interest income and non-interest income increased by $686,000 and $95,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $225,000, $301,000 and $89,000, respectively.

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

Non-Interest Expenses. Non-interest expenses increased to $1,527,000 during the six months ended December 31, 2001 as compared with $1,226,000 for the six months ended December 31, 2000, an increase of $301,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the six months the Company incurred costs of $73,383 in connection with the implementation of a new data processing system.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.8% and 37.6% for the six months ended December 31, 2001 and 2000, respectively.

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

                                    GREAT PEE DEE BANCORP, INC.

Date:   May 1, 2002                 By: /s/ Herbert W. Watts
                                        -------------------------------------
                                        Herbert W. Watts
                                        Chief Executive Officer

Date:   May 1, 2002                 By: /s/ Johnnie L. Craft
                                        --------------------------------------
                                        Johnnie L. Craft
                                        Chief Financial Officer