Form 10QSB
period 2002-03-31
GREAT PEE DEE BANCORP INC
filed 2002-05-13
CIK 1046587

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

             For the transition period ended ______________________


                         Commission File Number 0-23521
                                               ---------

                           GREAT PEE DEE BANCORP, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                          56-2050592
------------------------------------------              ----------------------
       (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                     Identification Number)


                       515 MARKET STREET, CHERAW, SC 29520
 ------------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (843) 537-7656
  -----------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No ____

As of May 1, 2002, 1,765,952 shares of the issuer's common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 14 pages.

                                                                                                        Page No.
                                                                                                        -------
Part l.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  March 31, 2002 and June 30, 2001 ...............................................          3

                  Consolidated Statements of Operations
                  Three Months and Nine Months Ended
                  March 31, 2002 and 2001 ........................................................          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 2002 and 2001 ......................................          5

                  Notes to Consolidated Financial Statements .....................................          6

Item 2 -      Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..........................................................          7

Part II.      Other Information

                  Item 6. Exhibits and Reports on Form 8-K .......................................         13

Part l. Financial Information
Item 1 - Financial Statements
-----------------------------

                                    Great Pee Dee Bancorp, Inc. and Subsidiary
                                  Consolidated Statements of Financial Condition
-------------------------------------------------------------------------------------------------------------------


                                                                                      March 31,
                                                                                        2002              June 30,
ASSETS                                                                               (Unaudited)            2001*
                                                                                    -------------     -------------
                                                                                              (In Thousands)
Cash on hand and in banks                                                           $       1,039     $         661
Interest-bearing balances in other banks                                                    1,393             2,045
Federal funds sold                                                                            697               648
Investment securities available for sale, at fair value                                       451               472
Investment securities held to maturity, at amortized cost                                   6,504             6,264
Loans receivable, net                                                                     104,890            97,804
Loans held for sale                                                                         3,459             3,431
Accrued interest receivable                                                                 1,025               736
Premises and equipment, net                                                                 1,848             1,062
Stock in the Federal Home Loan Bank, at cost                                                1,000               725
Real estate acquired in settlement of loans                                                    50                37
Other assets                                                                                2,086             2,112
                                                                                    -------------     -------------

                                                                    TOTAL ASSETS    $     124,442     $     115,997
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                 $      81,135     $      77,624
   Advances from Federal Home Loan Bank                                                    17,500            12,800
   Accrued interest payable                                                                    79                52
   Advance payments by borrowers for property taxes and insurance                              71               128
   Accrued expenses and other liabilities                                                     193               263
                                                                                    -------------     -------------

                                                               TOTAL LIABILITIES           98,978            90,867
                                                                                    -------------     -------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 400,000 shares
    authorized, no shares issued and outstanding                                                -                 -
   Common stock, $.01 par value, 3,600,000
    shares authorized; 2,224,617 shares issued                                                 22                22
   Additional paid in capital                                                              22,163            21,562
   Unearned compensation                                                                   (1,224)           (1,369)
   Retained earnings, substantially restricted                                             10,124            12,325
   Accumulated other comprehensive loss                                                       (31)              (18)
                                                                                    -------------     -------------
                                                                                           31,054            32,522
   Cost of common stock in treasury, 458,665 and
     606,372 shares, respectively                                                          (5,590)           (7,392)
                                                                                    -------------     -------------

                                                      TOTAL STOCKHOLDERS' EQUITY           25,464            25,130
                                                                                    -------------     -------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY    $     124,442     $     115,997
                                                                                    =============     =============

* Derived from audited financial statements


See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Operations (Unaudited)
================================================================================

                                                          Three Months Ended               Nine Months Ended
                                                               March 31,                       March 31,
                                                    -----------------------------    ------------------------------
                                                         2002            2001            2002             2001
                                                    ------------     ------------    -------------    -------------
                                                            (In Thousands Except Share and Per Share Data)

INTEREST INCOME
   Loans                                            $      2,048     $      1,825    $       6,195    $       5,226
   Investments                                               103              101              318              316
   Deposits in other banks and federal funds sold             19               31               63              238
                                                    ------------     ------------    -------------    -------------

                             TOTAL INTEREST INCOME         2,170            1,957            6,576            5,780
                                                    ------------     ------------    -------------    -------------

INTEREST EXPENSE
   Savings deposits                                          691              978            2,441            2,935
   Borrowed funds                                            148              137              497              382
                                                    ------------     ------------    -------------    -------------

                            TOTAL INTEREST EXPENSE           839            1,115            2,938            3,317
                                                    ------------     ------------    -------------    -------------

                               NET INTEREST INCOME         1,331              842            3,638            2,463

PROVISION FOR LOAN LOSSES                                    150               12              375               12
                                                    ------------     ------------    -------------    -------------

                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES         1,181              830            3,263            2,451
                                                    ------------     ------------    -------------    -------------

NON-INTEREST INCOME                                          179              147              528              401
                                                    ------------     ------------    -------------    -------------

NON-INTEREST EXPENSES
   Personnel costs                                           336              315              999              959
   Occupancy                                                 114               65              298              205
   Other                                                     392              249            1,072              691
                                                    ------------     ------------    -------------    -------------

                       TOTAL NON-INTEREST EXPENSES           842              629            2,369            1,855
                                                    ------------     ------------    -------------    -------------

                        INCOME BEFORE INCOME TAXES           518              348            1,422              997

PROVISION FOR INCOME TAXES                                   191              130              524              374
                                                    ------------     ------------    -------------    -------------

                                        NET INCOME  $        327     $        218    $         898    $         623
                                                    ============     ============    =============    =============

NET INCOME PER SHARE
   Basic                                            $        .20     $        .13    $         .55    $         .37
   Assuming dilution                                         .20              .13              .54              .37
CASH DIVIDEND PER SHARE                             $       .125     $        .10    $        .339    $        .291

WEIGHTED AVERAGE SHARES OUTSTANDING
   ADJUSTED FOR 10% STOCK DIVIDEND IN
   2001
     Basic                                             1,632,639        1,646,000        1,637,232        1,663,610
     Assuming dilution                                 1,654,975        1,646,206        1,650,021        1,663,679

See accompanying notes.

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $         898    $         623
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Depreciation and amortization                                                           371              312
       Provision for loan losses                                                               375               12
       Provision for foreclosed asset                                                            -               16
       Release of ESOP shares                                                                  117              105
       Amortization of stock awards under recognition
         and retention plan                                                                     38               93
       Treasury stock issued as compensation                                                    12               12
       Increase in loans held for sale                                                         (28)          (2,583)
       Change in assets and liabilities:
         Increase in accrued interest receivable                                              (289)            (272)
         Increase (decrease) in accrued interest payable                                        27             (113)
         Other                                                                                (238)             197
                                                                                     -------------    -------------

                                                         NET CASH PROVIDED (USED)
                                                          BY OPERATING ACTIVITIES            1,283           (1,598)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of held to maturity investment securities                                      (1,299)            (799)
   Proceeds from maturities of held-to-maturity investments                                  1,059              682
   Net increase in loans                                                                    (7,474)          (7,227)
   Purchases of property and equipment                                                        (275)             (63)
   Net cash received in branch acquisition                                                    (956)               -
   Other                                                                                         -               16
                                                                                     -------------    -------------

                                                                 NET CASH USED BY
                                                             INVESTING ACTIVITIES           (8,945)          (7,391)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                                          3,511            3,383
   Proceeds from FHLB advances                                                               4,700            2,500
   Decrease in advances from borrowers                                                         (57)              (3)
   Purchase of treasury stock                                                                 (179)          (1,639)
   Cash dividends paid                                                                        (538)            (483)
                                                                                     -------------    -------------
                                                                NET CASH PROVIDED
                                                          BY FINANCING ACTIVITIES            7,437            3,758
                                                                                     -------------    -------------
                                                             NET DECREASE IN CASH
                                                             AND CASH EQUIVALENTS             (225)          (5,231)
CASH AND CASH EQUIVALENTS, BEGINNING                                                         3,354            9,131
                                                                                     -------------    -------------
                                                CASH AND CASH EQUIVALENTS, ENDING    $       3,129    $       3,900
                                                                                     =============    =============

See accompanying notes.
                                       -5-

                   Great Pee Dee Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Cheraw ("First Federal" or the "Bank") and First Federal Investment Services, Inc. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

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

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued. Substantially all of the Company's intangible assets were recorded in connection with its purchase in March of 2000 of a branch office in Florence, South Carolina, and must be accounted for in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. As a result, none of those intangible assets constitutes goodwill that must cease to be amortized under the provisions of SFAS 142. Accordingly, the Company's adoption of SFAS 142 on July 1, 2001 has not significantly affected its consolidated financial statements.

NOTE D - STOCK DIVIDEND

On October 9, 2001, the Company's Board of Directors declared a 10% stock dividend payable November 9, 2001 to shareholders of record as of October 30, 2001. This stock dividend was paid out of treasury shares. All references to net income per share, weighted average shares outstanding and dividends have been adjusted to reflect the effects of this stock dividend.

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

Comparison of Financial Condition at March 31, 2002 and June 30, 2001

The Company generated loan growth of $7.1 million during the nine months ended March 31, 2002, increasing net loans receivable from $97.8 million at June 30, 2001 to $104.9 million at period end. Principally as a result of this loan growth, the Company's total assets increased by $8.4 million during the nine months ended March 31, 2002, from $116.0 million at June 30, 2001 to $124.4 million at the period end. This growth was funded by increases of $3.5 million and $4.7 million, respectively, in customer deposit accounts and advances from the Federal Home Loan Bank ("FHLB") of Atlanta. Total stockholders' equity was $25.5 million at March 31, 2002 as compared with $25.1 million at June 30, 2001, an increase of $334,000 that resulted principally from the retention of net income generated during the nine months. During the quarter ended December 31, 2001, the Company paid a 10% stock dividend using shares that had previously been held in treasury. Unless otherwise indicated, references herein to net income and dividends per share have adjusted for the effect of this stock dividend. At March 31, 2002, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Income. Net income for the quarter ended March 31, 2002 was $327,000, or $.20 per share basic and diluted, as compared with net income of $218,000, or $.13 per share basic and diluted, for the three months ended March 31, 2001, an increase of $109,000, or $.07 per share. Largely as a result of growth generated since the acquisition of a branch office in Florence, South Carolina, in March 2000, all categories of income and expense, other than interest expense, were higher during the current quarter than during the corresponding quarter of last year. Net interest income and non-interest income increased by $489,000 and $32,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $138,000, $213,000 and $61,000, respectively.

Net Interest Income. Net interest income for the quarter ended March 31, 2002 was $1.3 million as compared with $842,000 during the quarter ended March 31, 2001, an increase of $489,000. The Company's net interest margin was 4.50% during the quarter ended March 31, 2002 as compared to 3.33% for the quarter ended March 31, 2001. The yield on average interest-earning assets decreased by 40 basis points to 7.33% during the current fiscal quarter from 7.73% for the quarter ended March 31, 2001, reflecting the lower interest rate environment during the current period. The Company's cost of funds dropped much more significantly, from 5.50% to 3.41%, due principally to the repricing of interest-bearing liabilities during the declining interest rate environment of the last year.

Provision for Loan Losses. The provision for loan losses during the current quarter was $150,000, while a provision for loan losses of $12,000 was made during the quarter ended March 31, 2001. Additional discussion is presented under the caption Provision for Loan Losses on page 11.

Non-Interest Expenses. Total non-interest expenses increased to $842,000 during the quarter ended March 31, 2002 as compared with $629,000 for the quarter ended March 31, 2001, an increase of $213,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the current quarter the Company incurred additional costs of $37,000 as a result of the implementation of a new data processing system.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.9% and 37.4% for the quarters ended March 31, 2002 and 2001, respectively.

Comparison of Results of Operations for the Nine Months Ended March 31, 2002 and 2001

Net Income. Net income for the nine months ended March 31, 2002 was $898,000, or $.55 per share basic and $.54 per share diluted, as compared with net income of $623,000, or $.37 per share basic and diluted, for the nine months ended March 31, 2001, an increase of $275,000 or $.18 per share basic and $.17 per share diluted. Largely as a result of growth generated since the acquisition of a branch office in Florence, South Carolina, in March 2000, all categories of income and expense, other than interest expense, were higher during the current nine months than during the corresponding nine months of last year. Net interest income and non-interest income increased by $1,175,000 and $127,000, respectively, while the provision for loan losses, non-interest expenses and the provision for income taxes increased by $363,000, $514,000 and $150,000, respectively.

Net Interest Income. Net interest income for the nine months ended March 31, 2002 was $3.6 million as compared with $2.5 million during the nine months ended March 31, 2001, an increase of $1.1 million. The Company's net interest margin was 4.16% during the nine months ended March 31, 2002 as compared to 3.26% for the nine months ended March 31, 2001. The yield on average interest-earning assets decreased by 13 basis points to 7.53% during the current nine months from 7.66% for the nine months ended March 31, 2001. The effects of the overall decline in the interest rate environment from period to period, which more significantly affected the Company's yields on liquid assets, was largely offset by a higher concentration of interest-earning assets being comprised of loans. During the current nine month period, the yield on loans was 7.78% with loans comprising 91.2% of interest-earning assets. For the same nine months of 2001, the yield on loans was 7.61% with loans comprising 89.0% of total interest-earning assets. The Company's cost of funds was much more significantly affected by the overall decline in interest rates, decreasing from 5.55% during the nine months ended March 31, 2001 to 4.42% during the nine months ended March 31, 2002.

Provision for Loan Losses. The provision for loan losses during the current nine months was $375,000, while a provision for loan losses of $12,000 was made during the nine months ended March 31, 2001. Additional discussion is presented under the caption Provision for Loan Losses on page 11.

Non-Interest Expenses. Non-interest expenses increased to $2.4 million during the nine months ended March 31, 2002 as compared with $1.9 million for the nine months ended March 31, 2001, an increase of $514,000. The increase in non-interest expense is primarily due to growth, reflecting increased personnel costs, as well as increases in costs of data processing, supplies, and other non-interest expenses. In addition, during the nine months the Company incurred additional costs of $109,000 as a result of the implementation of a new data processing system.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.8% and 37.5% for the nine months ended March 31, 2002 and 2001, respectively.

Asset Quality

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. An ongoing systematic evaluation process fundamentally drives the function of determining the allowance for loan losses. This ongoing evaluation process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Company's market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents Management's estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company's policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

Nonperforming Assets

The following table sets forth, at the dates indicated, information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                                     March 31,         June 30,         March 31,
                                                                       2002              2001             2001
                                                                   -------------    -------------     -------------
                                                                                (Dollars in thousands)
Nonaccrual loans                                                   $       1,493    $         568     $         586
Restructured loans                                                             -                -                 -
                                                                   -------------    -------------     -------------

         Total nonperforming loans                                         1,493              568               586

Real estate owned                                                             50               37                 6
                                                                   -------------    -------------     -------------

         Total nonperforming assets                                $       1,543    $         605     $         592
                                                                   =============    =============     =============

Accruing loans past due 90 days or more                            $           -    $           -     $           -
Allowance for loan losses                                                    943              570               547
Nonperforming loans to period end loans                                     1.46%             .60%              .63%
Allowance for loan losses to period end loans                                .89%             .60%              .59%
Allowance for loan losses to nonperforming loans                           63.16%          100.35%            93.34%
Nonperforming assets to total assets                                        1.24%             .52%              .55%


The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, except for loans accounted for on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Generally, the Company's policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all past due principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Real estate owned consists of foreclosed, repossessed and idled properties.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The Company evaluates the adequacy of the allowance monthly. In addition, on a monthly basis the board of directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, the Company considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions for estimated losses based upon judgments different from those of Management.

The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internally classified watch list that helps Management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, Management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on Management's judgment and historical experience.

Loans classified as "substandard" are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon loan type, assigning an allowance allocation based upon each category.

The allowance for loan losses represents Management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Company makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed above. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While Management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Management believe the Company has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require an increase in the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

                                                             At March 31,                  At June 30,
                                                                 2002                        2001
                                                       -------------------------   -------------------------
                                                                     % of Total         % of Total
                                                         Amount       Loans /(1)/    Amount       Loans /(1)/
                                                       -----------   -----------   -----------   -----------
                                                                      (Dollars in thousands)
Balance applicable to:
 Real estate loans:
  One-to-four family residential                       $       506         72.5%   $       259         64.0%
  Commercial                                                    12          3.6%           175         11.1%
  Construction                                                  16          6.2%            13         10.5%
  Home improvement                                              43          5.3%            31          5.9%

  Other loans:
  Commercial                                                   116          2.2%            45          4.2%
  Consumer                                                      30         10.2%            33          4.3%

  Unallocated                                                  220            -%            14            -%
                                                       -----------   ----------    -----------   ----------

  Total                                                $       943        100.0%   $       570        100.0%
                                                       ===========   ==========    ===========   ==========

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Provision for Loan Losses

Principally as a result of increased delinquencies and the general downturn in the economy, both nationally and in the Company's market area, Management has significantly increased the allowance for loan losses during the current fiscal year. The provision for loan losses for the three and nine month periods ended March 31, 2002 was $150,000 and $375,000 respectively, as compared with $12,000 for both the three month period and the nine month period ended March 31, 2001. While the Company's net loan charge-offs for the nine months ended March 31, 2002 were low at $2,000, nonaccrual loans aggregated $1,493,000 at March 31, 2002, significantly higher than the totals of $568,000 and $586,000, respectively, at June 30, 2001 and March 31, 2001. Loans secured by real estate comprise $1,138,000, or 76%, of total nonaccrual loans at March 31, 2002, including $1,121,000 secured by residential real estate. While Management believes that the fair values of the real properties underlying these loans are adequate to protect the Company's investment, general economic conditions increase the likelihood that losses will occur, both on loans in nonaccrual status and on some of the loans that are currently performing in accordance with the loan terms. As a result, the Company has significantly increased the unallocated portion of its allowance for loan losses during the current fiscal year.

Liquidity and Capital Resources

During the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002 the Company paid cash dividends of $.11 per share, $.125 per share and $.125 per share, respectively. During the quarter ended December 31, 2001, the Company also distributed a 10% stock dividend. Adjusted for the stock dividend, the quarterly dividends for the first, second and third quarters of the current fiscal year were $.10 per share, $.114 per share and $.125 per share, respectively. Although Great Pee Dee Bancorp, Inc. anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of March 31, 2002, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $10.1 million, which represents 12.4% of deposits. At that date, outstanding loan commitments were $830,000, the undisbursed portion of construction loans was $5.8 million and undrawn lines of credit totaled $6.3 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, First Federal must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First Federal's financial statements. At March 31, 2002, First Federal exceeded all such requirements.

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

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 None

         (b)     Reports on Form 8-K.

                 During the quarter ended March 31, 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREAT PEE DEE BANCORP, INC.


Date:   May 10, 2002                      By: /s/ Herbert W. Watts
                                              ----------------------------------
                                              Herbert W. Watts
                                              Chief Executive Officer

Date:   May 10, 2002                      By: /s/ Johnnie L. Craft
                                              ----------------------------------
                                              Johnnie L. Craft
                                              Chief Financial Officer