Form 10KSB
period 2002-06-30
GREAT PEE DEE BANCORP INC
filed 2002-09-27
CIK 1046587

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended June 30, 2002
                                 -------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from ______ to _______.


                         Commission file number: 0-23521

                           Great Pee Dee Bancorp, Inc.
       -------------------------------------------------------------------
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

Yes   X                 No
    -----                  -------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The Issuer's revenues for the fiscal year ended June 30, 2002 were $9.5 million.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 31, 2002 was approximately $20.2 million.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 2002 was 1,765,612.

         Documents Incorporated by Reference

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I. Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.
II. Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2002 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

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

         The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Association. At June 30, 2002 the assets of the Company consisted of its ownership of the capital stock of the Association, the loan to the ESOP, an interest-bearing note receivable from the Association of $875,000, and investment securities with a carrying value of $452,000. The Company also owns 100% of the outstanding common stock of First Federal Investment Services, Inc., which offers non-deposit investment products to retail customers. The Association is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. At June 30, 2002, the Company had consolidated total assets of $131.0 million, total deposits of $88.1 million, and stockholders' equity of $25.6 million.

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

Lending Activities

         The Association has historically concentrated lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of loan origination activities, representing $68.3 million or 62.3% of the total loan portfolio at June 30, 2002. The Association also offers commercial real estate loans, construction loans and consumer loans. Loans secured by commercial real estate totaled approximately $10.9 million or 9.9% of the total loan portfolio at June 30, 2002. Construction loans totaled approximately $12.1 million or 11.1% of total loans as of June 30, 2002. Home improvement loans totaled $8.1 million, or 7.4% of the total loan portfolio at June 30, 2002.

         Loan Portfolio Data. The following table sets forth the composition of loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.


                                                                                At June 30,
                                                                                -----------
                                                                     2002                      2001
                                                                     ----                      ----
                                                               Amount     Percent        Amount     Percent
                                                              --------   ---------      --------    --------
                                                                          (Dollars in Thousands)


Type of loan:
  Real estate loans:
  One- to four-family residential                             $ 68,296        62.3%     $ 66,768        68.3%
  Commercial                                                    10,924         9.9        11,644        11.9
  Construction                                                  12,140        11.1        10,959        11.2
  Home improvement loans                                         8,083         7.4         6,135         6.2
                                                              --------   ---------      --------    --------
   Total real estate loans                                      99,443        90.7        95,506        97.6

Other loans:
  Commercial                                                     6,550         6.0         4,352         4.5
  Consumer                                                       8,029         7.3         4,236         4.3
  Loans secured by deposits                                        335         0.3           295         0.3
                                                              --------   ---------      --------    --------
   Total other loans                                            14,914        13.6         8,883         9.1

  Total loans                                                  114,357       104.3       104,389       106.7

Less:
----
  Construction loans in process                                  3,438         3.1         5,776         5.9
  Allowance for losses                                           1,066         1.0           570         0.6
  Deferred loan origination fees, net of costs                     242         0.2           239         0.2
                                                              --------   ---------      --------    --------
   Total, net                                                 $109,611      100.00%     $ 97,804      100.00%
                                                              ========   =========      ========    ========


         The following table sets forth certain information at June 30, 2002, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Association expects that prepayments will cause actual maturities to be shorter.



                                                                                                 At June 30, 2002
                                                                                                 ----------------
                                                        More Than        More Than
                                          1 Year        1 Year to        3 Years to    More Than
                                          or Less        3 Years          5 Years       5 Years         Total
                                        -----------    -----------     -----------    -----------    -----------
                                                                       (In Thousands)


Real estate loans:
     Adjustable                         $  41,323      $   1,905       $   2,102      $      --      $  45,330
     Fixed                                  6,131          1,530           4,949         37,823         50,433
                                        ---------      ---------       ---------      ---------      ---------
         Total real estate loans           47,454          3,435           7,051         37,823         95,763

Other loans                                 4,038          3,570           3,642          3,664         14,914
                                        ---------      ---------       ---------      ---------      ---------
     Total loans                        $  51,492      $   7,005       $  10,693      $  41,487      $ 110,677
                                        =========      =========       =========      =========      ---------
Less:
   Allowance for loan losses                                                                             1,066
                                                                                                     ---------
     Total                                                                                           $ 109,611
                                                                                                     =========

         As of June 30, 2002, the dollar amount of all loans due after one year that have fixed interest rates was $48.3 million. None of the Association's loans with floating or adjustable interest rates are shown as being due after one year.

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

         The Association also offers adjustable-rate mortgage ("ARM") loans. Until recently, the interest rate on ARM loans was indexed to the cost of funds index ("COFI"), which reacts to changes in market interest rates more slowly than other indices. Now, the interest rate on the Association's ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2002 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

         ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2002, approximately 49% of one- to four-family residential loans had adjustable rates of interest.

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

         At June 30, 2002, approximately $68.3 million, or 62.3% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $823,000, or 0.8% of total real estate loans (which were comprised of forty-four loans secured by one- to four-family properties), were included in non-performing assets as of that date.

         Commercial Real Estate Loans. At June 30, 2002, $10.9 million, or 9.9% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Association generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Association also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the one-year Treasury bill with maximum loan-to-value ratios of 80%. At June 30, 2002, the largest commercial loan had a principal balance of $1.6 million and was secured by personal guarantees. On June 30, 2002, there were no commercial real estate loans included in nonperforming assets.

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

         Construction Loans. The Association offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction the loan can be converted into permanent financing. At June 30, 2002, $12.1 million, or 11.1% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $842,000 on June 30, 2002 and was secured by a church. None of the construction loans were included in non-performing assets on that date.

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

         Home Improvement Loans. At June 30, 2002, home improvement loans totaled $8.1 million, or 7.4% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2002, no home improvement loans were included in non-performing assets.

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

         One-to-four family residential loan originations to be held in the Association's loan portfolio totaled $22.9 million during the year ended June 30, 2002, compared to $18.2 million during the year ended June 30, 2001. One-to four family residential loans originated for sale in the secondary market aggregated $19.7 million and $11.6 million for the years ended June 30, 2002 and 2001, respectively.

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

         Nonperforming Assets. At June 30, 2002, $1.1 million, or 0.86% of total assets, were nonperforming (nonperforming loans and non-accruing loans). At June 30, 2001, loans secured by real estate accounted for $823,000 of non performing assets. The Association had real estate owned ("REO") properties in the amount of $50,000 as of June 30, 2002.

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

                                                            At June 30,
                                                            -----------
                                                       2002             2001
                                                       ----             ----
                                                       (Dollars In Thousands)


Loans not accruing interest                          $1,079           $   568
Accruing loans 90 days or more past due                  --                --
                                                     ------           -------
   Total nonperforming loans                          1,079               568
Foreclosed real estate                                   50                37
                                                     ------           -------
Total nonperforming assets                           $1,129           $   605
                                                     ======           =======
   Nonperforming assets to total assets                0.86%             0.52%
                                                     ======           =======

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

         At June 30, 2002, the aggregate amount of classified assets, and of general and specific loss allowances, were as follows:



                                                            Loan Loss
                                            Amount          Allowance
                                            ------          ---------
                                                        (In Thousands)


Classified loans receivable:
  Substandard                             $    1,762         $    264
  Doubtful                                       269              135
  Loss                                            --               --
General loss allowance                            --              667
                                          ----------         --------
Total                                     $    2,031         $  1,066
                                          ==========         ========


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

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years ended June 30, 2002 and 2001.


                                                            At June 30,
                                                            -----------
                                                       2002             2001
                                                       ----             ----
                                                       (Dollars In Thousands)

Balance at beginning of period                       $  570           $   555
                                                     ------           -------

Loans charged off:
  Real estate                                            --                11
  Other                                                   4                19
                                                     ------           -------

    Total loans charged-off                               4                30

Recoveries:
  Real estate                                            --                --
  Other                                                  --                --
                                                     ------           -------
    Total recoveries                                     --                --
                                                     ------           -------

Net loans charged-off                                     4                30
                                                     ------           -------

Provision for loan losses                               500                45
                                                     ------           -------

Balance at end of period                             $1,066           $   570
                                                     ======           =======

Ratio of net charge-offs to average
  loans outstanding during the period                  0.00%             0.03%
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

                                                                        At June 30,
                                                                        -----------
                                                             2002                                     2001
                                                             ----                                     ----
                                                            Percent of    Percent                  Percent of     Percent
                                               Amount of    Allowance     of Loans    Amount of     Allowance     of Loans
                                               Loan Loss    to Total      to Gross    Loan Loss     to Total      to Gross
                                               Allowance    Allowance      Loans      Allowance     Allowance      Loans
                                               ---------    ---------      -----      ---------     ---------      -----
                                                                      (Dollars in Thousands)



Real estate loans:
  One- to four-family residential              $   396         37.11%      59.72%     $  259          45.41%       63.96%
  Commercial                                       126         11.81        9.55         175          30.68        11.15
  Construction                                      --            --       10.62          13           2.28        10.50
  Home improvement loans                            42          3.96        7.07          31           5.44         5.88
                                               -------      --------    --------      ------       --------     --------
    Total real estate loans                        564         52.88       86.96         478          83.81        91.49

Other loans:
  Commercial                                       230         21.54        5.73          45           7.89         4.17
  Consumer                                         140         13.11        7.02          33           5.79         4.06
  Loans secured by deposits                         --            --        0.29          --             --         0.28

Unallocated                                        132         12.47          --          14           2.51           --
                                               -------      --------    --------      ------       --------     --------

    Total allowance for loan losses            $ 1,066        100.00%     100.00%     $  570         100.00%      100.00%
                                               =======      ========    ========      ======       ========     ========

Investments

         The Company's investment portfolio consists of short-term U.S. Treasury and federal agency securities, interest earning deposits in other financial institutions, federal funds sold, and to a lesser extent mortgage back securities, marketable equity securities and FHLB stock. At June 30, 2002, approximately $12.1 million, or 9.3%, of total assets consisted of such investments. The Association had $2.5 million in interest-earning deposits and $3.3 million in federal funds sold as of that date.

         The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.


                                                               At June 30,
                                                               -----------
                                                          2002             2001
                                                          ----             ----
                                                             (In Thousands)


Securities available for sale:
  Marketable equity securities                         $    452         $     472

Securities held to maturity:
  U.S. government and agency securities                   4,869             6,243
Mortgage-backed securities                                    8                21
                                                       --------         ---------
    Total securities held to maturity                     4,877             6,264

Interest-earning balances in other banks                  2,487             2,045
Federal Funds sold                                        3,330               648
Federal Home Loan Bank Stock                              1,000               725
                                                       --------         ---------
    Total investments                                  $ 12,146         $  10,154
                                                       ========         =========


         At June 30, 2002, the market value of the Association's investment securities held to maturity totaled $4.9 million.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Association to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Association believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2002, 61.8% of deposit accounts were certificate of deposit accounts, of which $40.1 million have maturities of one year or less.

         Total deposits at June 30, 2002 were approximately $88.1 million, compared to approximately $77.6 million at June 30, 2001. The Association's deposit base is somewhat dependent upon the manufacturing sector of the Association's market area. Although the manufacturing sector in the Association's market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

         Borrowings. The Association focuses on generating high quality loans and then seek the best source of funding from deposits, investments or borrowings. At June 30, 2002, the Association had borrowings of $17.0 million from the FHLB of Atlanta. The Association is eligible to borrow up to 65% of the outstanding balance of its one-to four family residential mortgage loans, collateralized by these loans. The Association does not anticipate any difficulty in obtaining advances appropriate to meet these requirements in the future.


         The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                    Year Ended June 30,
                                                    -------------------
                                                   2002             2001
                                                   ----             ----


Maximum Balance:
----------------
   FHLB advances                             $  20,000,000     $  14,500,000

Average Balance:
----------------
   FHLB advances                             $  16,754,000     $   9,069,000





         The following table presents certain information relating to the maturities of FHLB of Atlanta borrowings at June 30, 2002.



          Maturing during the year                                                      Balance at June 30,
                ended June 30                          Interest Rates                          2002
          ------------------------                     --------------                   -------------------

                    2003                                     1.91%                        $    6,500,000
                    2004                                     2.02%                             2,500,000

                 Thereafter                            3.41% - 4.31%                           8,000,000
                                                                                          --------------
                    Total

       Weighted average interest rate                        2.90%                        $   17,000,000
                                                                                          ==============



Additional Risk Factors

         In addition to factors discussed in the description of the business of the Company and Association and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

         The Association's ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 57.3% of our real estate loans have rates of interest which are fixed for the term of the loan ("fixed rate"), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Association's interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in First Federal having a "negative gap." At June 30, 2002, our one year interest rate gap was negative 16.6%. As a result, our net interest income will be adversely affected by material and prolonged increases in interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

         A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2002, $54.5 million, or 61.8% of our total deposits were certificate of deposit accounts. $40.1 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Association may experience a significant decrease in its deposit accounts.

Competition

         The Association experiences strong competition in its local market area in originating loans, primarily from mortgage brokers. There is also significant competition in attracting deposits, primarily from commercial banks, thrifts and money center banks. Such competition may limit our growth in the future.

Geographic Concentration of our Loans

         Substantially all of the Association's real estate mortgage loans are secured by properties located in South Carolina, mostly in Chesterfield, Marlboro and Florence Counties. A weakening in the local real estate market or in the local or national economy, or a reduction in the workforce at the manufacturing facilities in the area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing the loans, which would reduce our earnings.

Financial Institution Regulation and Future of the Thrift Industry

         The Association and the Company are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Such regulation and supervision govern the activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking and thrift industries, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Company, the Bank and their respective operations.

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

         Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2002 the Association was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. As a federal savings association, the Association is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2002, the Association maintained approximately 81.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2002, the Association met each of its capital requirements.

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

Federal Home Loan Bank System

         The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2002, the Association was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2002, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

         In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

..        Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

..        Section 326 of the Act authorizes the Secretary of the Department of
         Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

..        Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

..        Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

..        Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

..        The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

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

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's results of operations or financial condition.

Federal Securities Laws

         The Company's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 2.  Properties

         (a) The Company currently conducts its business through 2 full service banking offices. The following table sets forth the Company's offices as of June 30, 2002:



                                                             Original
                                         Leased                Year
                                           or                Leased or           Date of Lease
Location                                 Owned               Acquired              Expiration
--------                                 -----               ---------           --------------

515 Market Street                        Owned                 1981                     --
Cheraw, South Carolina 29520

452 Second Loop Road                  Building Owned           2002                     --
Florence, South Carolina 29504         Land Leased             2002               September 2041

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Information included in Great Pee Dee Bancorp, Inc.'s 2002 Annual Report to Shareholders is herein incorporated by reference.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information included in Great Pee Dee Bancorp, Inc.'s 2002 Annual Report to Shareholders is herein incorporated by reference.


Item 7.  Financial Statements

         Information included in Great Pee Dee Bancorp, Inc.'s 2002 Annual Report to Shareholders is herein incorporated by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 9.  Directors and Officers of the Registrant

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 10. Executive Compensation

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

         Set forth below is certain information as of June 30, 2002 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.


====================================================================================================================

                               Number of securities to be                                   Number of securities
Equity compensation plans        issued upon exercise of           Weighted average        remaining available for
approved by stockholders      outstanding options and rights        exercise price           issuance under plan
--------------------------------------------------------------------------------------------------------------------
   Stock Option Plan                      234,998                       11.01                       7,234
--------------------------------------------------------------------------------------------------------------------

   Recognition and
     Retention Plan                         3,300(1)                 Not Applicable                 8,682
--------------------------------------------------------------------------------------------------------------------

                  Total                   238,298                      $11.01                      15,916
====================================================================================================================


(1) Represents shares that have been granted but have not yet vested.


         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

         Information included in Great Pee Dee Bancorp, Inc.'s Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a) The following documents appear in sections of the Registrants 2002 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2002 Annual Report to Shareholders are incorporated herein by this reference.

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

                  (iv)     Consolidated Statements of Cash Flows
                  (v)      Notes to Consolidated Financial Statements

(6)      Corporate Information

         (b)      The following exhibits are filed as part of this report.
        3.1       Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
        3.2       Bylaws of Great Pee Dee Bancorp, Inc.*
        4.0       Stock Certificate of Great Pee Dee Bancorp, Inc.*
       10.1       Employee Agreement for Herbert W. Watts*
       10.2       Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and
                  Trust*
       10.3       Employee Agreement for John S. Long**
       13         Great Pee Dee Bancorp, Inc. 2002 Annual Report to Shareholders
       21         Subsidiary List
       23         Consent of Dixon, Odom PLLC
       99         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (c)      Reports on Form 8-K - None.

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.

** Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 27, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GREAT PEE DEE BANCORP, INC.


Date:    September 25, 2002           By:  /s/ Herbert W. Watts
         --------------------              -------------------------------------
                                           Herbert W. Watts
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:       /s/ Herbert W. Watts                                By:     /s/ Johnnie L. Craft
         --------------------------------------------                 -----------------------------------
         Herbert W. Watts, President, Chief                           Johnnie L. Craft, Secretary and
           Executive Officer and Director                               Treasurer
           (Principal Executive Officer)                                (Principal Financial and Accounting Officer)

Date:    September 25, 2002                                   Date:   September 25, 2002
         --------------------                                         --------------------



By:       /s/ Robert M. Bennett, Jr.                          By:      /s/ William R. Butler
         --------------------------------------------                 -----------------------------------
         Robert M. Bennett, Jr., Director                             William R. Butler, Director

Date:    September 25, 2002                                   Date:   September 25, 2002
         --------------------                                         --------------------



By:       /s/ James C. Crawford, III                          By:      /s/ Henry P. Duvall, IV
         --------------------------------------------                 -----------------------------------
         James C. Crawford, III, Chairman                              Henry P. Duvall, IV, Director

Date:    September 25, 2002                                   Date:   September 25, 2002
         --------------------                                         --------------------



By:       /s/ E. Malloy Evans, Jr.                             By:       /s/ John S. Long
         --------------------------------------------                 -----------------------------------
         E. Malloy Evans, Jr., Director                                John S. Long, Director, Vice President and
                                                                       Chief Operating Officer

Date:    September 25, 2002                                   Date:   September 25, 2002
         --------------------                                         --------------------

By:       /s/ Cornelius B. Young
         --------------------------------------------
         Cornelius B. Young, Director

Date:    September 25, 2002
         --------------------

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as Amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


         I, Herbert W. Watts, President and Chief Executive Officer of Great Pee Dee Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Great Pee Dee Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.



September 25, 2002                        /s/ Herbert W. Watts
---------------------------              -----------------------------------
Date                                     Herbert W. Watts
                                         President and Chief Executive Officer

                      Certification pursuant to Rule 13a-14
               Of the Securities Exchange Act of 1934, as amended,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         I, Johnnie L. Craft, Treasurer of Great Pee Dee Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Great Pee Dee Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.




September 25, 2002                          /s/ Johnnie L. Craft
---------------------                      -----------------------------------
Date                                       Johnnie L. Craft
                                           Treasurer (Chief Financial Officer)