Form 10QSB
period 2002-09-30
GREAT PEE DEE BANCORP INC
filed 2002-11-14
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended _____________

Commission File Number 0-23521

GREAT PEE DEE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	56-2050592

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

515 MARKET STREET, CHERAW, SC 29520

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of November 8, 2002, 1,745,333 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 17 pages.

Part l.    FINANCIAL INFORMATION
Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2002 (Unaudited)	June 30, 2002*

	(In Thousands)
ASSETS
Cash on hand and in banks	$1,564	$1,155
Interest-bearing balances in other banks	8,606	2,487
Federal funds sold	4,908	3,330
Investment securities available for sale, at fair value	432	452
Investment securities held to maturity, at amortized cost	5,169	4,877
Loans receivable, net	113,533	109,611
Loans held for sale	1,940	3,071
Accrued interest receivable	962	882
Premises and equipment, net	2,069	2,027
Stock in the Federal Home Loan Bank, at cost	1,000	50
Real estate acquired in settlement of loans	50	1,000
Other assets	1,853	2,091

TOTAL ASSETS	$142,086	$131,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts	$99,170	$88,090
Advances from Federal Home Loan Bank	17,000	17,000
Accrued interest payable	128	91
Advance payments by borrowers for property taxes and insurance	128	90
Accrued expenses and other liabilities	184	194

TOTAL LIABILITIES	116,610	105,465

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	21,978	21,966
Unearned compensation	(1,177)	(1,212)
Retained earnings, substantially restricted	10,566	10,417
Accumulated other comprehensive loss	(35)	(30)

	31,354	31,163
Common stock in treasury, at cost (481,502 and 459,005 shares, respectively)	(5,878)	(5,595)

TOTAL STOCKHOLDERS’ EQUITY	25,476	25,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,086	$131,033

* Derived from audited financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,

	2002	2001

	(In thousands except share and per share data)
INTEREST INCOME
Loans	$2,017	$2,032
Investments	82	109
Deposits in other banks and federal funds sold	38	25

TOTAL INTEREST INCOME	2,137	2,166

INTEREST EXPENSE
Deposit accounts	759	952
Borrowed funds	125	174

TOTAL INTEREST EXPENSE	884	1,126

NET INTEREST INCOME	1,253	1,040

PROVISION FOR LOAN LOSSES	75	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,178	965

NON-INTEREST INCOME	161	188

NON-INTEREST EXPENSES
Personnel costs	356	327
Occupancy	88	76
Other	299	355

TOTAL NON-INTEREST EXPENSES	743	758

INCOME BEFORE INCOME TAXES	596	395

PROVISION FOR INCOME TAXES	227	144

NET INCOME	$369	$251

NET INCOME PER SHARE
Basic	$.23	$.15
Assuming dilution	.22	.15

CASH DIVIDEND PER SHARE	$.125	$.11

WEIGHTED AVERAGE SHARES OUTSTANDING ADJUSTED FOR 10% STOCK DIVIDEND IN 2001
Basic	1,619,657	1,638,937
Assuming dilution	1,648,209	1,639,760

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,

	2002	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$369	$251
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	122	68
Provision for loan losses	75	75
Release of ESOP shares	44	34
Amortization of stock awards under recognition and retention plan	3	18
Treasury stock issued as compensation	—	3
Decrease (increase) in loans held for sale	1,132	(165)
Change in assets and liabilities:
Increase in accrued interest receivable	(80)	(92)
Increase in accrued interest payable	37	10
Other	176	(223)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,878	(21)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of held to maturity investment securities	(600)	(799)
Proceeds from maturities of held-to-maturity investments	308	1,059
Net increase in loans	(3,997)	(5,555)
Purchase of Federal Home Loan Bank stock	—	(125)
Purchases of property and equipment	(97)	(210)

NET CASH USED BY INVESTING ACTIVITIES	(4,386)	(5,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	11,080	1,588
Proceeds from FHLB advances	—	4,200
Increase in advances from borrowers	38	23
Purchase of treasury stock	(284)	(35)
Cash dividends paid	(220)	(159)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,614	5,617

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,106	(34)

CASH AND CASH EQUIVALENTS, BEGINNING	6,972	3,354

CASH AND CASH EQUIVALENTS, ENDING	$15,078	$3,320

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Cheraw (“First Federal” or the “Bank”) and First Federal Investment Services, Inc. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with generally accepted accounting principles, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options.

NOTE C - NEW ACCOUNTING STANDARD

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147).  This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142.  Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

SFAS 147 also clarifies that an acquisition that does not meet the definition of a business combination because the transferred net assets and activities do not constitute a business is an acquisition of net assets.  Those acquisitions should be accounted for in the same manner as any other net asset acquisition and do not give rise to goodwill.

Great Pee Dee Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE C - NEW ACCOUNTING STANDARD (Continued)

SFAS 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective July 1, 2001 for the Company’s existing intangibles.  The Company is currently considering the potential impact of SFAS 147, and whether the acquisition in 2000 of a branch office in Florence, South Carolina falls within its scope.  As of July 1, 2001, the unamortized amount of unidentifiable intangible assets (i.e. excess premium under SFAS 72) arising from that branch purchase was $1.6 million.  The amortization expense on this intangible asset recorded for the three months ended September 30, 2002 was $31,000, and for the year ended June 30, 2002 was $124,000.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,

	2002	2001

	(In thousands)
Net income	$369	$251
Other comprehensive income
Net decrease in the fair value of investment securities available for sale, net of tax	(5)	(3)

Total comprehensive income	$364	$248

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Comparison of Financial Condition at
September 30, 2002 and June 30, 2002

The Company’s growth during the quarter ended September 30, 2002 was primarily deposit-driven, as total customer deposit accounts increased by $11.1 million, or 12.6%, from $88.1 million to $99.2 million.  Deployment of the funds generated by this deposit growth pushed total assets up from $131.0 million at the beginning of the quarter to $142.1 million at quarter end.  The majority of these new funds were invested in interest-bearing balances in other banks and federal funds sold, which collectively increased by $7.7 million.  The balance of the funds generated by deposit growth were applied to support loan growth, as net loans receivable increased by $3.9 million, or 3.6%, from $109.6 million to $113.5 million.  Total stockholders’ equity was $25.5 million at September 30, 2002 as compared with $25.6 million at June 30, 2002, a decrease of $92,000.  Net income of $369,000 for the quarter was offset by a combination of cash dividends of $220,000 and treasury share purchases aggregating $284,000.  At September 30, 2002, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the
Three Months Ended September 30, 2002 and 2001

Net Income.  Net income for the quarter ended September 30, 2002 was $369,000, an increase of $118,000, or 47%, over net income of $251,000 for the quarter ended September 30, 2001.  On a per share basis, net income for the current quarter was $.23 per basic share and $.22 per diluted share as compared with $.15 basic and diluted for the first quarter of the last fiscal year.  The primary reason for the increase in income was a significant increase in net interest income, which rose to $1.3 million for the current quarter, an increase of $213,000 over net interest income of $1.0 million reported for the quarter ended September 30, 2001.  Otherwise, a decrease of $27,000 in non-interest income was partially offset by a decrease of $15,000 in non-interest expenses.

Net Interest Income.  Net interest income for the quarter ended September 30, 2002 was $1,253,000 as compared with $1,040,000 during the quarter ended September 30, 2001, an increase of $213,000.   This increase was related both to growth in interest-earning assets and to favorable interest rate movement from period to period.  For the quarter ended September 30, 2002, the Company’s net interest margin was 3.83% on average interest-earning assets of $130.9 million.  In comparison, for the quarter ended September 30, 2001, the Company’s net interest margin was 3.64% on average interest-earning assets of $114.4 million.  As a result of the sustained period of lower interest rates, the yield on average interest earning assets declined slightly to 6.53% during the current fiscal quarter from 7.58% for the quarter ended September 30, 2001.  The Company’s cost of funds dropped much more significantly, from 4.82% to 3.18%, due to the repricing of interest-bearing liabilities at lower interest rates.  As a result, the interest rate spread for the current quarter was 3.35% as compared with 2.76% for the quarter ended September 30, 2001, an increase of 59 basis points.

Provision for Loan Losses.  The provision for loan losses was $75,000 for both the current quarter and for the quarter ended September 30, 2001.  There were no net loan charge-offs during the current quarter, while net loan charge-offs totaled $3,000 during the quarter ended September 30, 2001.  At September 30, 2002, nonaccrual loans aggregated $1,293,434 while the allowance for loan losses stood at $1,141,000.

Non-Interest Income.  Non-interest income decreased by $27,000, from $188,000 for the three months ended September 30, 2001 to $161,000 for the three months ended September 30, 2002.  This decrease in total non-interest income resulted directly from a decrease of $27,000 in income from loans originated and sold in the secondary market.

Non-Interest Expenses.  Non-interest expenses decreased from $758,000 for the three months ended September 30, 2001 to $743,000 for the current quarter, a decrease of $15,000.  Included in non-interest expenses for the quarter ended September 30, 2001, however, were non-recurring costs of approximately $35,000 incurred in connection with the implementation of a new data processing system.  Otherwise, the overall fluctuation in non-interest expenses tracks the Company’s growth and expected inflation-related increases.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.1% and 36.5% for the quarters ended September 30, 2002 and 2001, respectively.

Asset Quality

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. An ongoing systematic evaluation process fundamentally drives the function of determining the allowance for loan losses.   This ongoing evaluation process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Company’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents Management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized and the possibility of future losses is considered in the determination of the allowance for loan losses.

Nonperforming Assets

The following table sets forth, at the dates indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	September 30, 2002	June 30, 2002	September 30, 2001

	(Dollars in thousands)
Nonaccrual loans	$1,293	$1,079	$1,200
Restructured loans	—	—	—

Total nonperforming loans	1,293	1,079	1,200

Real estate owned	64	50	37

Total nonperforming assets	$1,357	$1,129	$1,237

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,141	1,066	643
Nonperforming loans to period-end loans	1.19%	.94%	1.20%
Allowance for loan losses to period-end loans	1.00%	.93%	.62%
Allowance for loan losses to nonperforming loans	84.08%	98.79%	51.98%
Nonperforming assets to total assets	.96%	.86%	1.02%

The Company’s financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, except for loans accounted for on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all past due principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur.  Real estate owned consists of foreclosed, repossessed and idled properties.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The Company evaluates the adequacy of the allowance monthly. In addition, on a monthly basis the board of directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, the Company considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make additions for estimated losses based upon judgments different from those of Management.

The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internally classified watch list that helps Management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, Management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on Management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, we also categorize loans based upon loan type, assigning an allowance allocation based upon each category.

The allowance for loan losses represents Management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Company makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed above. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While Management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Management believe the Company has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require an increase in the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown.

	At September 30, 2002		At June 30, 2002

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

	(Dollars in thousands)
Balance applicable to:
Real estate loans:
One-to-four family residential	$392	60.7%	$396	59.7%
Commercial	136	11.6%	126	9.6%
Construction	—	7.5%	—	10.6%
Home improvement	51	5.5%	42	7.1%
Other loans:
Commercial	133	7.6%	230	5.7%
Consumer	125	7.1%	140	7.3%
Unallocated	304	—%	132	—%

Total	$1,141	100.0%	$1,066	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Liquidity and Capital Resources

During the quarter ended September 30, 2002, the Company paid cash dividends of $.125 per share.  Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

Maintaining adequate liquidity while managing interest rate risk is the primary goal of Great Pee Dee Bancorp’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Bank’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposits and income from operations are the main sources of liquidity. The Bank’s primary uses of liquidity are to fund loans and to make investments.

As of September 30, 2002, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $20.7 million, which represents 20.9% of deposits. At that date, outstanding loan commitments were $3.5 million, the undisbursed portion of construction loans was $2.5 million and undrawn lines of credit totaled $4.0 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, First Federal must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First Federal’s financial statements. At September 30, 2002, First Federal exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of the Company’s funds are dividends received from the Bank. In fiscal 2003, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover Great Pee Dee’s cash requirements.

Item 3. - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: November 12, 2002	By:	/s/ HERBERT W. WATTS

Herbert W. Watts Chief Executive Officer

Date: November 12, 2002	By:	/s/ JOHNNIE L. CRAFT

Johnnie L. Craft Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Herbert W. Watts, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Great Pee Dee Bancorp, Inc., (the "registrant");

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ HERBERT W. WATTS

Herbert W. Watts Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Johnnie L. Craft, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Great Pee Dee Bancorp, Inc., (the "registrant");

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ JOHNNIE L. CRAFT

Johnnie L. Craft Chief Financial Officer