Form 10QSB
period 2002-12-31
GREAT PEE DEE BANCORP INC
filed 2003-02-12
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended___________

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

As of February 5, 2003, 1,754,225 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 18 pages.

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31, 2002 (Unaudited)	June 30, 2002*

	(In Thousands)
ASSETS
Cash on hand and in banks	$2,588	$1,155
Interest-bearing balances in other banks	6,238	2,487
Federal funds sold	1,898	3,330
Investment securities available for sale, at fair value	424	452
Investment securities held to maturity, at amortized cost	8,775	4,877
Loans receivable	112,039	110,677
Allowance for loan losses	(1,194)	(1,066)

Loans receivable, net	110,845	109,611
Loans held for sale	1,839	3,071
Accrued interest receivable	1,019	882
Premises and equipment, net	2,044	2,027
Stock in the Federal Home Loan Bank, at cost	1,000	1,000
Real estate acquired in settlement of loans	85	50
Other assets	1,979	2,091

TOTAL ASSETS	$138,734	$131,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts	$102,137	$88,090
Advances from Federal Home Loan Bank	10,500	17,000
Accrued interest payable	136	91
Advance payments by borrowers for property taxes and insurance	27	90
Accrued expenses and other liabilities	162	194

TOTAL LIABILITIES	112,962	105,465

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	22,199	21,966
Unearned compensation	(1,157)	(1,212)
Retained earnings, substantially restricted	10,623	10,417
Accumulated other comprehensive loss	(47)	(30)

	31,640	31,163
Common stock in treasury, at cost (476,230 and 459,005 shares, respectively)	(5,868)	(5,595)

TOTAL STOCKHOLDERS’ EQUITY	25,772	25,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,734	$131,033

* Derived from audited financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

	(In Thousands Except Share and Per Share Data)

INTEREST INCOME
Loans	$2,057	$2,115	$4,074	$4,147
Investments	100	106	182	215
Deposits in other banks and federal funds sold	37	19	75	44

TOTAL INTEREST INCOME	2,194	2,240	4,331	4,406

INTEREST EXPENSE
Deposit accounts	774	798	1,533	1,750
Borrowed funds	94	175	219	349

TOTAL INTEREST EXPENSE	868	973	1,752	2,099

NET INTEREST INCOME	1,326	1,267	2,579	2,307
PROVISION FOR LOAN LOSSES	75	150	150	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,251	1,117	2,429	2,082

NON-INTEREST INCOME	389	161	550	349

NON-INTEREST EXPENSES
Personnel costs	407	336	763	663
Occupancy	80	108	168	184
Other	326	325	625	680

TOTAL NON-INTEREST EXPENSES	813	769	1,556	1,527

INCOME BEFORE INCOME TAXES	827	509	1,423	904
PROVISION FOR INCOME TAXES	316	189	543	333

NET INCOME	$511	$320	$880	$571

NET INCOME PER SHARE
Basic	$.32	$.20	$.55	$.35
Diluted	.31	.19	.53	.35
CASH DIVIDEND PER SHARE	$.140	$.114	$.265	$.214
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,606,978	1,640,120	1,613,317	1,639,528
Effect of outstanding stock options	1,606,978	1,640,120	1,613,317	1,639,528
Diluted	1,642,343	1,655,329	1,645,276	1,647,544

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,

	2002	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$880	$571
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	235	235
Provision for loan losses	150	225
Release of ESOP shares	106	76
Amortization of stock awards under recognition and retention plan	5	35
Treasury stock issued as compensation	—	12
(Increase) decrease in loans held for sale	1,233	(1,852)
Change in assets and liabilities:
Increase in accrued interest receivable	(137)	(178)
Increase in accrued interest payable	45	29
Other	(43)	(133)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,474	(980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of held to maturity investment securities	(4,406)	(799)
Proceeds from maturities of held-to-maturity investments	508	1,059
Net increase in loans	(1,419)	(4,589)
Purchase of Federal Home Loan Bank stock	—	(125)
Purchases of property and equipment	(118)	(447)
Other	—	6

NET CASH USED BY INVESTING ACTIVITIES	(5,435)	(4,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	14,047	3,120
Proceeds from (repayments of) FHLB advances	(6,500)	4,200
Increase in advances from borrowers	(63)	(81)
Purchase of treasury stock	(355)	(64)
Cash dividends paid	(416)	(340)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,713	6,835

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,752	960
CASH AND CASH EQUIVALENTS, BEGINNING	6,972	3,354

CASH AND CASH EQUIVALENTS, ENDING	$10,724	$4,314

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, First Federal Savings and Loan Association of Cheraw (“First Federal” or the “Bank”) and First Federal Investment Services, Inc. Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

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

Net income per share and weighted average shares outstanding have been adjusted for a 10% stock dividend distributed in October 2001.

NOTE C - NEW ACCOUNTING STANDARDS

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147).  This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142.  The adoption of SFAS 147 has had no effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (Statement 148). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002.  Early application of the disclosure provisions is encouraged.  The Company continues to account for its stock-based compensation in accordance with APB 25 and will adopt the disclosure provisions of Statement 148 effective January 1, 2003.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

	(In thousands)
Net income	$511	$320	$880	$571
Other comprehensive income
Net decrease in the fair value of investment securities available for sale, net of tax	(12)	(5)	(17)	(8)

Total comprehensive income	$499	$315	$863	$563

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

Comparison of Financial Condition at
December 31, 2002 and June 30, 2002

The Company’s growth during the six months ended December 31, 2002 was primarily deposit-driven, as total customer deposit accounts increased by $14.0 million, or 15.9%, from $88.1 million to $102.1 million.  Deployment of the funds generated by this deposit growth pushed total assets up from $131.0 million at the beginning of the six months to $138.7 million at period end.  The majority of these new funds that were retained by the Company were invested in interest-bearing liquid investments, including federal funds sold, interest-earning balances in other banks and investment securities held to maturity, which collectively increased by $6.2 million.  The balance of the funds generated by deposit growth were applied to reduce borrowings by $6.5 million and to support loan growth, as net loans receivable increased by $1.2 million, or 1.1%, from $109.6 million to $110.8 million.  Total stockholders’ equity was $25.8 million at December 31, 2002 as compared with $25.6 million at June 30, 2002, an increase of $204,000.  Net income of $880,000 for the six months was offset by a combination of cash dividends of $416,000 and treasury share purchases aggregating $355,000.  At December 31, 2002, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the
Three Months Ended December 31, 2002 and 2001

Net Income.  Net income for the quarter ended December 31, 2002 was $511,000, an increase of $191,000, or 60%, over net income of $320,000 for the quarter ended December 31, 2001.  On a per share basis, net income for the current quarter was $.32 per basic share and $.31 per diluted share as compared with $.20 basic and $.19 diluted for the second quarter of the last fiscal year.  The primary reasons for the increase in income were a decrease of $75,000 in the provision for loan losses for the current quarter and the recognition during the quarter of $175,000 of non-interest income that resulted from resolution of a legal matter.  Otherwise, an increase of $59,000 in net interest income was largely offset by an increase of $44,000 in non-interest expenses.

Net Interest Income.  Net interest income for the quarter ended December 31, 2002 was $1,326,000 as compared with $1,267,000 during the quarter ended December 31, 2001, an increase of $59,000.   This increase resulted principally from a higher level of interest-earning assets during the current quarter as compared with the same quarter a year ago.  The sustained period of lower interest rates, which has caused reductions in both the rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities, resulted in a slight narrowing of the Company’s interest rate spread.  For the quarter ended December 31, 2002, the Company’s interest rate spread was 3.61%, and its net interest margin was 4.08% on average interest-earning assets of $130.0 million.  In comparison, for the quarter ended December 31, 2001, the Company’s interest rate spread was 3.66%, and its net interest margin was 4.38% on average interest-earning assets of $115.8 million.  As a result of the sustained period of lower interest rates, the yield on average interest-earning assets declined to 6.75% during the current fiscal quarter from 7.74% for the quarter ended December 31, 2001.  The Company’s cost of funds dropped similarly, from 4.08% to 3.14%, due to the repricing of interest-bearing liabilities at lower interest rates.

Provision for Loan Losses.  The provision for loan losses was $75,000 for the current quarter, down $75,000 from the $150,000 provision made for the quarter ended December 31, 2001.  There were net loan charge-offs of $22,000 during the current quarter, while net loan charge-offs totaled $16,000 during the quarter ended December 31, 2001.  At December 31, 2002, nonaccrual loans aggregated $1,360,000 while the allowance for loan losses stood at $1,194,000.

Non-Interest Income.  Non-interest income increased by $228,000, from $161,000 for the three months ended December 31, 2001 to $389,000 for the three months ended December 31, 2002.  Of this increase, $175,000 resulted from recognition during the current quarter of a nonrecurring income item that arose from settlement of a dispute with another company.  In addition, the Company realized additional income of $60,000 from customer overdrafts during the current quarter as a result of the successful implementation of a new deposit product through which the Company’s bank subsidiary will cover limited overdrafts while still charging overdraft fees.

Non-Interest Expenses.  Non-interest expenses increased from $769,000 for the three months ended December 31, 2001 to $813,000 for the current quarter, an increase of $44,000.  This increase resulted from additional personnel costs of $71,000 related principally to growth, partially offset by a decrease of $28,000 in occupancy costs.  Overall the fluctuation in non-interest expenses tracks the Company’s growth and expected inflation-related increases.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.2% and 37.1% for the quarters ended December 31, 2002 and 2001, respectively.

Comparison of Results of Operations for the
Six Months Ended December 31, 2002 and 2001

Net Income.  Net income for the six months ended December 31, 2002 was $880,000, an increase of $309,000, or 54%, over net income of $571,000 for the six months ended December 31, 2001.  On a per share basis, net income for the current six months was $.55 per basic share and $.53 per diluted share as compared with $.35 basic and $.35 diluted for the first six months of the last fiscal year.  The primary reasons for the increase in income were an increase of $272,000 in net interest income, a decrease of $75,000 in the provision for loan losses for the current period and the recognition during the six months of $175,000 of non-interest income that resulted from resolution of a legal matter.

Net Interest Income.  Net interest income for the six months ended December 31, 2002 was $2,579,000 as compared with $2,307,000 during the six months ended December 31, 2001, an increase of $272,000.  Most of this increase was achieved during the first three months of the current fiscal year.  This increase resulted principally from a higher level of interest-earning assets during the current six months as compared with the same six months a year ago.  The sustained period of lower interest rates, which has caused reductions in both the rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities, resulted in a slight increase in the Company’s interest rate spread.  For the six months ended December 31, 2002, the Company’s interest rate spread was 3.47%, and its net interest margin was 4.93% on average interest-earning assets of $131.3 million.  In comparison, for the six months ended December 31, 2001, the Company’s interest rate spread was 3.21%, and its net interest margin was 3.99% on average interest-earning assets of $115.6 million.  As a result of the sustained period of lower interest rates, the yield on average interest earning assets declined to 6.60% during the current six months from 7.62% for the six months ended December 31, 2001.  The Company’s cost of funds dropped similarly, from 4.42% to 3.13%, due to the repricing of interest-bearing liabilities at lower interest rates.

Provision for Loan Losses.  The provision for loan losses was $150,000 for the current six months, down $75,000 from the $225,000 provision made for the six months ended December 31, 2001.  There were net loan charge-offs of $22,000 during the current six months, as compared with net loan charge-offs of $3,000 during the six months ended December 31, 2001.  At December 31, 2002, nonaccrual loans aggregated $1,360,000 while the allowance for loan losses stood at $1,194,000.

Non-Interest Income.  Non-interest income increased by $201,000, from $349,000 for the six months ended December 31, 2001 to $550,000 for the six months ended December 31, 2002.  Of this increase, $175,000 resulted from recognition during the current six months of a nonrecurring income item that arose from settlement of a dispute with another company.  In addition, the Company realized additional income of $67,000 from customer overdrafts during the current six months as a result of the successful implementation of a new deposit product through which the Company’s bank subsidiary will cover limited overdrafts while still charging overdraft fees.  Offsetting these increases in non-interest income was a decrease of $36,000 in income from originations of mortgage loans for sale in the secondary market.

Non-Interest Expenses.  Non-interest expenses increased from $1,527,000 for the six months ended December 31, 2001 to $1,556,000 for the current six months, an increase of $29,000.  This increase resulted from additional personnel costs of $100,000 related principally to growth, partially offset by a decrease of $16,000 in occupancy costs and a decrease of $55,000 in other non-interest expenses.  Other non-interest expenses for the six months ended December 31, 2001 included $73,000 incurred during that period as a result of implementation of a new data processing system.  Overall the fluctuation in non-interest expenses tracks the Company’s growth and expected inflation-related increases.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 38.2% and 36.8% for the six months ended December 31, 2002 and 2001, respectively.

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

	December 31, 2002	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$1,360	$1,079	$1,432
Restructured loans	—	—	—

Total nonperforming loans	1,360	1,079	1,432
Real estate owned	85	50	31

Total nonperforming assets	$1,445	$1,129	$1,463

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,194	1,066	793
Nonperforming loans to period-end loans	1.23%	.94%	1.40%
Allowance for loan losses to period-end loans	1.08%	.93%	.78%
Allowance for loan losses to nonperforming loans	87.79%	98.79%	55.38%
Nonperforming assets to total assets	1.04%	.86%	1.18%

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

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The Company evaluates the adequacy of the allowance monthly. In addition, on a monthly basis the board of directors reviews the loan portfolio, conducts an evaluation of credit quality and reviews the computation of the loan loss provision, recommending changes as may be required. In evaluating the adequacy of the allowance, the Company considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to make adjustments to the allowance for loan losses based upon judgments different from those of Management.

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

	At December 31, 2002		At June 30, 2002

	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)

	(Dollars in thousands)
Balance applicable to:
Real estate loans:
One-to-four family residential	$459	62.4%	$396	59.7%
Commercial	215	13.8%	126	9.6%
Construction	100	6.5%	—	10.6%
Home improvement	76	8.7%	42	7.1%
Other loans:
Commercial	200	4.8%	230	5.7%
Consumer	80	3.8%	140	7.3%
Unallocated	62	—%	132	—%

Total	$1,194	100.0%	$1,066	100.0%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Liquidity and Capital Resources

During the six months ended December 31, 2002, the Company paid cash dividends of $.265 per share.  Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of December 31, 2002, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $19.9 million, which represents 19.5% of deposits. At that date, outstanding loan commitments were $700,000, the undisbursed portion of construction loans was $1.6 million and undrawn lines of credit totaled $4.0 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, First Federal must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2002, First Federal exceeded all such requirements.

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

Part II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on October 16, 2002.  Of the 1,755,612 shares entitled to vote at the meeting, 1,506,482 voted.  The following matters were voted on at the meeting:

Proposal 1:	To elect three members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2005. Votes for each nominee were as follows:

	Name	For	Withheld

	Herbert W. Watts	1,506,317	165
	James C. Crawford, III	1,504,217	2,265
	Cornelius B. Young	1,506,317	165

	The following directors continue in office after the meeting: William R. Butler, H. Malloy Evans, Jr., Henry P. Duvall, IV, John S. Long and Robert M. Bennett, Jr.,

Proposal 2:	To ratify the appointment of Dixon Odom PLLC as the Bank’s independent accountants for the year ending June 30, 2003.

For	Against	Abstain

1,506,152	—	330

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: February 11, 2003	By:	/s/ HERBERT W. WATTS

Herbert W. Watts
Chief Executive Officer

Date: February 11, 2003	By:	/s/ JOHNNIE L. CRAFT

Johnnie L. Craft
Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Herbert W. Watts, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Great Pee Dee Bancorp, Inc., (the “registrant”);

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

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: February 11, 2003		By:	/s/ HERBERT W. WATTS

Herbert W. Watts
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Johnnie L. Craft, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Great Pee Dee Bancorp, Inc., (the “registrant”);

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

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date: February 11, 2003		By:	/s/ JOHNNIE L. CRAFT

Johnnie L. Craft
Chief Financial Officer