Form 10QSB
period 2003-03-31
GREAT PEE DEE BANCORP INC
filed 2003-05-14
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended_______________

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

As of May 1, 2003, 1,754,725 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 18 pages.

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2003 (Unaudited)	June 30, 2002*

	(In Thousands)
ASSETS
Cash on hand and in banks	$2,021	$1,155
Interest-earning balances in other banks	9,151	2,487
Federal funds sold	6,568	3,330
Investment securities available for sale, at fair value	429	452
Investment securities held to maturity, at amortized cost	9,294	4,877
Loans receivable	110,894	110,677
Allowance for loan losses	(1,286)	(1,066)

Loans receivable, net	109,608	109,611
Loans held for sale	1,437	3,071
Accrued interest receivable	920	882
Premises and equipment, net	2,095	2,027
Stock in the Federal Home Loan Bank, at cost	1,000	1,000
Real estate acquired in settlement of loans	35	50
Intangible assets	1,280	1,474
Other assets	810	617

TOTAL ASSETS	$144,648	$131,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts	$107,958	$88,090
Advances from Federal Home Loan Bank	10,500	17,000
Accrued interest payable	120	91
Advance payments by borrowers for property taxes and insurance	58	90
Accrued expenses and other liabilities	145	194

TOTAL LIABILITIES	118,781	105,465

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	22,204	21,966
Unearned compensation	(1,121)	(1,212)
Retained earnings, substantially restricted	10,635	10,417
Accumulated other comprehensive loss	(44)	(30)

	31,696	31,163
Common stock in treasury, at cost (469,892 and 459,005 shares, respectively)	(5,829)	(5,595)

TOTAL STOCKHOLDERS’ EQUITY	25,867	25,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,648	$131,033

* Derived from audited financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

	(In Thousands Except Share and Per Share Data)
INTEREST INCOME
Loans	$1,937	$2,048	$6,011	$6,195
Investments	100	103	282	318
Deposits in other banks and federal funds sold	33	19	108	63

TOTAL INTEREST INCOME	2,070	2,170	6,401	6,576

INTEREST EXPENSE
Deposit accounts	725	691	2,258	2,441
Borrowed funds	88	148	307	497

TOTAL INTEREST EXPENSE	813	839	2,565	2,938

NET INTEREST INCOME	1,257	1,331	3,836	3,638
PROVISION FOR LOAN LOSSES	100	150	250	375

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,157	1,181	3,586	3,263

NON-INTEREST INCOME	208	179	758	528

NON-INTEREST EXPENSES
Personnel costs	435	336	1,198	999
Occupancy	73	114	241	298
Other	473	392	1,098	1,072

TOTAL NON-INTEREST EXPENSES	981	842	2,537	2,369

INCOME BEFORE INCOME TAXES	384	518	1,807	1,422
PROVISION FOR INCOME TAXES	126	191	669	524

NET INCOME	$258	$327	$1,138	$898

NET INCOME PER SHARE
Basic	$.16	$.20	$.71	$.55
Diluted	.16	.20	.69	.54
CASH DIVIDEND PER SHARE	$.140	$.125	$.405	$.339
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,606,978	1,632,639	1,613,317	1,637,232
Effect of outstanding stock options	35,365	22,336	31,959	12,789

Assuming dilution	1,642,343	1,654,975	1,645,276	1,650,021

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,

	2003	2002

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,138	$898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	371
Provision for loan losses	250	375
Release of ESOP shares	149	117
Amortization of stock awards under recognition and retention plan	10	38
Treasury stock issued as compensation	—	12
(Increase) decrease in loans held for sale	1,635	(28)
Change in assets and liabilities:
Increase in accrued interest receivable	(38)	(289)
Increase in accrued interest payable	29	27
Other	(233)	(238)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,276	1,283

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of held to maturity investment securities	(8,406)	(1,299)
Proceeds from maturities of held-to-maturity investments	3,989	1,059
Net increase in loans	(282)	(7,474)
Purchase of Federal Home Loan Bank stock	—	(275)
Purchases of property and equipment	(210)	(956)
Proceeds from sale of foreclosed real estate	50	—

NET CASH USED BY INVESTING ACTIVITIES	(4,859)	(8,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	19,868	3,511
Proceeds from (repayments of) FHLB advances	(6,500)	4,700
Decrease in advances from borrowers	(32)	(57)
Purchase of treasury stock	(355)	(179)
Cash dividends paid	(636)	(538)
Exercise of stock options	6	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,351	7,437

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,768	(225)
CASH AND CASH EQUIVALENTS, BEGINNING	6,972	3,354

CASH AND CASH EQUIVALENTS, ENDING	$17,740	$3,129

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Sentry Bank & Trust (“Sentry” or the “Bank”) and First Federal Investment Services, Inc. Operating results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

Effective February 17, 2003, the Company’s bank subsidiary changed its name from First Federal Savings and Loan Association of Cheraw to Sentry Bank & Trust.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“Opinion No. 25”), Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net income:
As reported	$258	$327	$1,138	$898
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)	(4)	(11)	(6)

Pro forma	$253	$323	$1,127	$892

Basic net income per share:
As reported	$.16	$.20	$.71	$.55
Proforma	.16	.20	.70	.54
Diluted net income per share:
As reported	$.16	$.20	$.69	$.54
Pro forma	.15	.20	.68	.54

Great Pee Dee Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE C - NET INCOME PER SHARE

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

NOTE D - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method.  SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings.  Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued.  Substantially all of the Company’s intangible assets were recorded in connection with its purchase in March of 2000 of a branch office in Florence, South Carolina.  None of those intangible assets constitutes goodwill that must cease to be amortized under the provisions of SFAS 142.  Accordingly, the Company’s adoption of SFAS 142 on July 1, 2001 has not significantly affected its consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.  This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142.  The adoption of SFAS No. 147 has had no effect on the Company’s operating results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.  Early application of the disclosure provisions is encouraged.  The Company continues to account for its stock-based compensation in accordance with Opinion No. 25 and has adopted the disclosure provisions of SFAS No. 148.

Great Pee Dee Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE E - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

	(In thousands)
Net income	$258	$327	$1,138	$898
Other comprehensive income
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	3	(6)	(14)	(14)

Total comprehensive income	$261	$321	$1,124	$884

NOTE F - INTANGIBLE ASSETS

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of March 31, 2003 and June 30, 2002:

	March 31, 2003		June 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(In thousands)
Non-compete agreement	$250	$250	$250	$194
Deposit intangibles related to branch acquisition	1,850	570	1,850	432

Total	$2,100	$820	$2,100	$626

The following table presents the estimated amortization for intangible assets for each of the five fiscal years ending June 30, 2007 and the estimated amount amortizable thereafter.  These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

Estimated amortization expense

(In thousands)
2003	$241
2004	185
2005	185
2006	185
2007	185
Thereafter	493

$1,474

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

Comparison of Financial Condition at
March 31, 2003 and June 30, 2002

The Company’s growth during the nine months ended March 31, 2003 was primarily deposit-driven, as total customer deposit accounts increased by $19.9 million, or 22.6%, from $88.1 million to $108.0 million.  Deployment of the funds generated by this deposit growth pushed total assets up from $131.0 million at the beginning of the nine months to $144.6 million at period end.  The majority of these new funds that were retained by the Company were invested in interest-bearing liquid investments, including federal funds sold, interest-earning balances in other banks and investment securities held to maturity, which collectively increased by $14.3 million.  The balance of the funds generated by deposit growth was applied to reduce borrowings, which were lowered from $17.0 million at June 30, 2002 to $10.5 million at March 31, 2003.  Net loan receivable of $109.6 million at March 31, 2003 was unchanged from the June 30, 2002 balance.  Total stockholders’ equity was $25.9 million at March 31, 2002 as compared with $25.6 million at June 30, 2002, an increase of $299,000.  Net income of $1.1 million for the nine months was offset by a combination of cash dividends of $636,000 and treasury share purchases aggregating $355,000.  At March 31, 2003, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the
Three Months Ended March 31, 2003 and 2002

Net Income.  Net income for the quarter ended March 31, 2003 was $258,000, a decrease of $69,000 from net income of $327,000 for the quarter ended March 31, 2002.  On a per share basis, net income for the current quarter was $.16 per basic and diluted share as compared with $.20 per basic and diluted for the third quarter of the last fiscal year.  The primary reason for the decrease in income was costs, net of income tax, of $118,000 incurred in connection with the changing of the name of the Company’s bank subsidiary from First Federal Savings and Loan Association of Cheraw to Sentry Bank & Trust.

Net Interest Income.  Net interest income for the quarter ended March 31, 2003 was $1,257,000 as compared with $1,331,000 during the quarter ended March 31, 2002, a decrease of $74,000.   This decrease resulted from a narrowing of the Company’s net interest margin that offset the effects of a higher level of interest-earning assets during the current quarter as compared with the same quarter a year ago.  The sustained period of lower interest rates has resulted in reductions in both the rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities.  For the current quarter the Company has maintained a higher level of investment in liquid assets, which earn lower rates of interest than do loans.  Interest-earning liquid assets represented 16.6% of total interest-earning assets for the current quarter as compared with 9.1% of total interest-earning assets for the quarter ended March 31, 2002.  This shift in asset concentrations is the principal reason for the narrowing of the Company’s interest rate spread.  For the quarter ended March 31, 2003, the Company’s interest rate spread was 3.43%, and its net interest margin was 3.74% on average interest-earning assets of $134.3 million.  In comparison, for the quarter ended March 31, 2002, the Company’s interest rate spread was 3.93%, and its net interest margin was 4.50% on average interest-earning assets of $118.4 million.

Provision for Loan Losses.  The provision for loan losses was $100,000 for the current quarter, down $50,000 from the $150,000 provision made for the quarter ended March 31, 2002.  There were net loan charge-offs of $8,000 during the current quarter, while net loan charge-offs totaled $0 during the quarter ended March 31, 2002.  At March 31, 2003, nonaccrual loans aggregated $1,538,000 while the allowance for loan losses stood at $1,286,000.   While total loans outstanding have not changed significantly during the current year, the Company has continued to increase the allowance for loan losses because of increased nonaccrual loans and because of concerns about overall economic conditions in the Company’s market area.

Non-Interest Income.  Non-interest income increased by $29,000, from $179,000 for the three months ended March 31, 2002 to $208,000 for the three months ended March 31, 2003.  The Company realized additional income of $44,000 from customer overdrafts fees and $18,000 from originations of mortgage loans for sale in the secondary market.  Offsetting these increases in non-interest income was a decrease of $25,000 in investment service fees.  Non-interest income for the quarter ended March 31, 2002 included $18,000 in non-recurring income related to the disposal of real estate acquired in settlement of loans.

Non-Interest Expenses.  Non-interest expenses increased from $842,000 for the three months ended March 31, 2002 to $981,000 for the current quarter, an increase of $139,000.  This increase resulted from additional personnel costs of $99,000 related principally to growth, partially offset by a decrease of $41,000 in occupancy costs.  The higher occupancy costs in the quarter ended March 31, 2002 related to the relocation of the Florence branch to a new facility.  Most significantly, however, the Company incurred advertising, administrative and other costs aggregating $190,000 during the three months ended March 31, 2003 in connection with change of the bank subsidiary’s name to Sentry Bank & Trust.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 32.8% and 36.8% for the quarters ended March 31, 2003 and 2002, respectively.  The decrease in the effective rate for the current quarter resulted principally from a revision in the expected effective tax rate to be applicable for the full fiscal year ending June 30, 2003.

Comparison of Results of Operations for the
Nine Months Ended March 31, 2003 and 2002

Net Income.  Net income for the nine months ended March 31, 2003 was $1,138,000, an increase of $240,000, or 26.7%, over net income of $898,000 for the nine months ended March 31, 2002.  On a per share basis, net income for the current nine months was $.71 per basic share and $.69 per diluted share as compared with $.55 basic and $.54 diluted for the first nine months of the last fiscal year.  The reasons for the increase in income were increases of $198,000 and $230,000, respectively, in net interest income and non-interest income, and a decrease of $125,000 in the provision for loan losses, partially offset by increases of $168,000 and $145,000, respectively, in non-interest expenses and the provision for income taxes.

Net Interest Income.  Net interest income for the nine months ended March 31, 2003 was $3,836,000 as compared with $3,638,000 during the nine months ended March 31, 2002, an increase of $198,000.  This increase resulted principally from a higher level of interest-earning assets during the current nine months as compared with the same nine months a year ago, offsetting the effects of a narrowing of the Company net interest margin.  The sustained period of lower interest rates has resulted in reductions in both the rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities.  For the current nine months the Company has maintained a higher level of investment in liquid assets, which earn lower rates of interest than do loans.  Interest-earning liquid assets represented 14.1% of total interest-earning assets for the current nine months as compared with 8.8% of total interest-earning assets for the nine months ended March 31, 2002.  This shift in asset concentrations is the principal reason for the narrowing of the Company’s interest rate spread and margin.  For the nine months ended March 31, 2003, the Company’s interest rate spread was 3.42%, and its net interest margin was 3.86% on average interest-earning assets of $132.5 million.  In comparison, for the nine months ended March 31, 2002, the Company’s interest rate spread was 3.45%, and its net interest margin was 4.16% on average interest-earning assets of $116.5 million.

Provision for Loan Losses.  The provision for loan losses was $250,000 for the current nine months, down $125,000 from the $375,000 provision made for the nine months ended March 31, 2002.  There were net loan charge-offs of $30,000 during the current nine months, as compared with net loan charge-offs of $2,000 during the nine months ended March 31, 2002.  At March 31, 2003, nonaccrual loans aggregated $1,538,000 while the allowance for loan losses stood at $1,286,000.   While total loans outstanding have not changed significantly during the current year, the Company has continued to increase the allowance for loan losses because of increased nonaccrual loans and because of concerns about overall economic conditions in the Company’s market area.

Non-Interest Income.  Non-interest income increased by $230,000, from $528,000 for the nine months ended March 31, 2002 to $758,000 for the nine months ended March 31, 2003.  Of this increase, $175,000 resulted from recognition during the current nine months of a nonrecurring income item that arose from settlement of a dispute with another company.  In addition, the Company realized additional income of $111,000 from customer overdrafts during the current nine months as a result of the successful implementation of a new deposit product through which the Company’s bank subsidiary will cover limited overdrafts while still charging overdraft fees.  Offsetting these increases in non-interest income was a decrease of $19,000 in income from originations of mortgage loans for sale in the secondary market and a decrease of $34,000 for investment services.

Non-Interest Expenses.  Non-interest expenses increased from $2,369,000 for the nine months ended March 31, 2002 to $2,537,000 for the current nine months, an increase of $168,000.  This increase resulted from additional personnel costs of $199,000 related principally to growth, partially offset by a decrease of $57,000 in occupancy costs. The higher occupancy costs in the nine months ended March 31, 2002 related to the relocation of the Florence branch to a new facility.  Included in other non-interest expenses for the nine months ended March 31, 2003 are advertising, administrative and other costs aggregating $190,000 during incurred in connection with change of the bank subsidiary’s name to Sentry Bank & Trust.  Other non-interest expenses for the nine months ended March 31, 2002 included $73,000 incurred during that period as a result of implementation of a new data processing system.  Exclusive of these items, the overall fluctuation in non-interest expenses tracks the Company’s growth and expected inflation-related increases.

Provision for Income Taxes.  The provision for income taxes, as a percentage of income before income taxes, was 37.0% and 36.8% for the nine months ended March 31, 2003 and 2002, respectively.

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

	March 31, 2003	June 30, 2002	March 31, 2002

	(Dollars in thousands)
Nonaccrual loans	$1,538	$1,079	$1,493
Restructured loans	—	—	—

Total nonperforming loans	1,538	1,079	1,493
Real estate owned	35	50	50

Total nonperforming assets	$1,573	$1,129	$1,543

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,286	1,066	943
Nonperforming loans to period-end loans	1.37%	.94%	1.46%
Allowance for loan losses to period-end loans	1.14%	.93%	.89%
Allowance for loan losses to nonperforming loans	83.61%	98.79%	63.16%
Nonperforming assets to total assets	1.06%	.86%	1.24%

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

The allowance for loan losses represents Management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Company makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed above. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While Management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Management believe the Company has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Liquidity and Capital Resources

During the nine months ended March 31, 2003, the Company paid cash dividends of $.405 per share.  Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of March 31, 2003, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $27.5 million, which represents 25.4% of deposits. At that date, outstanding loan commitments were $3.9 million, the undisbursed portion of construction loans was $1.7 million and undrawn lines of credit totaled $4.2 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At March 31, 2003, Sentry exceeded all such requirements.

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

During the quarter ended March 31, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date:	May 13, 2003	By:	/s/ HERBERT W. WATTS

Herbert W. Watts Chief Executive Officer

Date:	May 13, 2003	By:	/s/ JOHNNIE L. CRAFT

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

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ HERBERT W. WATTS

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

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ JOHNNIE L. CRAFT

Johnnie L. Craft Chief Financial Officer