Form 10QSB
period 2003-09-30
GREAT PEE DEE BANCORP INC
filed 2003-11-13
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒    Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐    Transition Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-23521

GREAT PEE DEE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	56-2050592
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

515 MARKET STREET, CHERAW, SC 29520

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 7, 2003, 1,777,955 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 13 pages.

Part l. FINANCIAL INFORMATION

Item 1—Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2003 (Unaudited)	June 30, 2003*
ASSETS	(In Thousands)
Cash on hand and in banks	$1,227	$1,498
Interest-earning balances in other banks	308	3,580
Federal funds sold	208	3,834
Investment securities available for sale, at fair value	443	449
Investment securities held to maturity, at amortized cost	30,487	18,065
Loans receivable	113,501	109,370
Allowance for loan losses	(1,411)	(1,416)

Loans receivable, net	112,090	107,954
Loans held for sale	2,064	2,056
Accrued interest receivable	816	792
Premises and equipment, net	2,771	2,340
Stock in the Federal Home Loan Bank, at cost	974	675
Real estate acquired in settlement of loans	99	36
Intangible assets	1,187	1,233
Other assets	797	814

TOTAL ASSETS	$153,471	$143,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$108,760	$108,812
Advances from Federal Home Loan Bank	18,000	8,000
Accrued interest payable	92	96
Advance payments by borrowers for property taxes and insurance	177	108
Accrued expenses and other liabilities	214	266

TOTAL LIABILITIES	127,243	117,282

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	22,253	21,911
Unearned compensation	(1,047)	(1,083)
Retained earnings, substantially restricted	10,716	10,943
Accumulated other comprehensive loss	(35)	(31)

	31,909	31,762
Common stock in treasury, at cost (456,862 and 461,002 shares, respectively)	(5,681)	(5,718)

TOTAL STOCKHOLDERS’ EQUITY	26,228	26,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,471	$143,326

* Derived from audited financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2003	2002
	(In thousands except share and per share data)
INTEREST INCOME
Loans	$1,840	$2,017
Investments	224	82
Deposits in other banks and federal funds sold	8	38

TOTAL INTEREST INCOME	2,072	2,137

INTEREST EXPENSE
Deposit accounts	674	759
Advances from FHLB	104	125

TOTAL INTEREST EXPENSE	778	884

NET INTEREST INCOME	1,294	1,253
PROVISION FOR LOAN LOSSES	150	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,144	1,178

NON-INTEREST INCOME	245	161

NON-INTEREST EXPENSES
Personnel costs	440	356
Occupancy	90	88
Other	332	299

TOTAL NON-INTEREST EXPENSES	862	743

INCOME BEFORE INCOME TAXES	527	596

PROVISION FOR INCOME TAXES	197	227

NET INCOME	$330	$369

NET INCOME PER SHARE
Basic	$.20	$.23
Diluted	.19	.22
CASH DIVIDEND PER SHARE	$.14	$.125

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,649,068	1,619,657
Assuming dilution	1,706,802	1,648,209

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$330	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	122
Provision for loan losses	150	75
Release of ESOP shares	41	44
Amortization of stock awards under recognition
and retention plan	4	3
Treasury stock issued as compensation	34	—
(Increase) decrease in loans held for sale	(8)	1,132
Change in assets and liabilities:
Increase in accrued interest receivable	(24)	(80)
Increase (decrease) in accrued interest payable	(4)	37
Other	(33)	176

NET CASH PROVIDED BY OPERATING ACTIVITIES	589	1,878

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of held to maturity investment securities	(14,112)	(600)
Proceeds from maturities of held-to-maturity investments	1,681	308
Net increase in loans	(4,349)	(3,997)
Purchase of Federal Home Loan Bank stock	(299)	—
Purchases of property and equipment	(475)	(97)

NET CASH USED BY INVESTING ACTIVITIES	(17,554)	(4,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(52)	11,080
Proceeds from FHLB advances	10,000	—
Increase in advances from borrowers	69	38
Purchase of treasury stock	—	(284)
Cash dividends paid	(221)	(220)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,796	10,614

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,169)	8,106
CASH AND CASH EQUIVALENTS, BEGINNING	8,912	6,972

CASH AND CASH EQUIVALENTS, ENDING	$1,743	$15,078

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Sentry Bank & Trust (“Sentry” or the “Bank”) and Sentry Investment Services, Inc. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended
	September 30,
	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$330	$369
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(41)	—

Pro forma	$289	$369

Basic net income per share:
As reported	$.20	$.23
Pro forma	.18	.23
Diluted net income per share:
As reported	$.19	$.22
Pro forma	.17	.22

Great Pee Dee Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE C—NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options.

NOTE D—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands)
Net income	$330	$369
Other comprehensive income
Net decrease in the fair value of investment securities available for sale, net of tax	(4)	(5)

Total comprehensive income	$326	$364

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

Comparison of Financial Condition at

September 30, 2003 and June 30, 2003

Total assets increased by $10.2 million during the quarter ended September 30, 2003, from $143.3 million at June 30, 2003 to $153.5 million at the end of the quarter. The Company’s growth during the period was primarily a result of the utilization of $10.0 million of additional Federal Home Loan Bank (“FHLB”) advances that were utilized to purchase mortgage-backed securities, which were classified as held to maturity. Total investment securities held to maturity increased by $12.4 million, while net loans receivable grew by $4.1 million, from $108.0 million at June 30, 2003 to $112.1 million at September 30, 2003. Funding for this loan growth and for the additional growth in investment securities held to maturity was provided by utilization of cash and cash equivalents, which decreased by $7.2 million during the quarter, from $8.9 million to $1.7 million. Premises and equipment increased by $431,000 during the quarter as a result of costs incurred in construction of the Company’s new headquarters/branch office facility in Cheraw. The total balance of customer deposits was essentially unchanged during the quarter. Total stockholders’ equity was $26.2 million at September 30, 2003 as compared with $26.0 million at June 30, 2003, an increase of $184,000 resulting principally from retention of a portion of the net income of $330,000 earned during the quarter. At September 30, 2003, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the

Three Months Ended September 30, 2003 and 2002

Net Income. Net income for the quarter ended September 30, 2003 was $330,000, a decrease of $39,000 from net income of $369,000 for the quarter ended September 30, 2002. On a per share basis, net income for the current quarter was $.19 per diluted share as compared with $.22 per diluted for the first quarter of the last fiscal year. The primary reason for the decrease in income was a doubling of the provision for loan losses to $150,000 for the current quarter as compared to $75,000 for the quarter ended September 30, 2002.

Net Interest Income. Net interest income for the quarter ended September 30, 2003 was $1,294,000 as compared with $1,253,000 during the quarter ended September 30, 2002, an increase of $41,000. This increase resulted from growth in interest earning assets, as the continuing decline in interest rates resulted in a slight narrowing of the Company’s interest rate spread and net interest margin. Average interest earning assets increased from $130.9 million for the three months ended September 30, 2002 to $139.7 million for the current three months, while average interest bearing liabilities increased from $111.3 million to $119.7 million. For the quarter ended September 30, 2003, the Company’s interest rate spread was 3.33%, and its net interest margin was 3.71%. In comparison, for the quarter ended September 30, 2002, the Company’s interest rate spread was 3.35%, and its net interest margin was 3.83%.

Provision for Loan Losses. The provision for loan losses was $150,000 for the current quarter, double the $75,000 provision made for the quarter ended September 30, 2002. There were net loan charge-offs of $155,000 during the current quarter as compared to no net loan charge-offs during the quarter ended September 30, 2002. Most of the net charge-offs during the quarter represented losses for which specific allocations of the allowance for loan losses had been made at June 30, 2003. At September 30, 2003, nonaccrual loans aggregated $3.1 million while the allowance for loan losses stood at $1,411,000.

Non-Interest Income. Non-interest income increased by $84,000, from $161,000 for the three months ended September 30, 2002 to $245,000 for the three months ended September 30, 2003. This increase resulted principally from an increase in income generated by originations of mortgage loans for sale in the secondary market, which increased by $46,000 from $44,000 for the three months ended September 30, 2002 to $90,000 for the three months ended September 30, 2003, and from an increase of $38,000 in nonsufficient funds fees.

Non-Interest Expenses. Non-interest expenses increased from $743,000 for the three months ended September 30, 2002 to $862,000 for the current quarter, an increase of $119,000. This increase resulted from additional personnel costs of $84,000 and an increase of $33,000 in other non-interest expenses that were related principally to growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.4% and 38.1% for the quarters ended September 30, 2003 and 2002, respectively.

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

	September 30,	June 30,	September 30,
	2003	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$3,103	$2,252	$1,293
Restructured loans	—	—	—

Total nonperforming loans	3,103	2,252	1,293
Real estate owned	99	36	64

Total nonperforming assets	$3,202	$2,288	$1,357

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,411	1,416	1,141
Nonperforming loans to period-end loans	2.73%	2.00%	1.19%
Allowance for loan losses to period-end loans	1.22%	1.26%	1.00%
Allowance for loan losses to nonperforming loans	45.47%	62.88%	84.08%
Nonperforming assets to total assets	2.09%	1.60%	.96%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, except for loans accounted for on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all past due principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Real estate owned consists of foreclosed, repossessed and idled properties.

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

The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internally classified watch list that helps Management assesses the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, Management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on Management’s judgment and historical experience.

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

Liquidity and Capital Resources

During the three months ended September 30, 2003, the Company paid cash dividends of $.14 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of September 30, 2003, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $32.7 million, which represents 30.0% of deposits. At that date, outstanding loan commitments were $4.8 million, the undisbursed portion of construction loans was $2.8 million and undrawn lines of credit totaled $6.2 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At September 30, 2003, Sentry exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of the Company’s funds are dividends received from the Bank. In fiscal 2003, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover Great Pee Dee’s cash requirements.

Item 3.—Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There were no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

During the quarter ended September 30, 2003, the Company filed two reports on Form 8-K. The first was filed on July 24, 2003 to report earnings for the three months and year ended June 30, 2003. The second was filed on July 30, 2003 to revise amounts reported for total stockholders’ equity and book value per share in the July 24, 2003 Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: November 11, 2003	By:	/s/ HERBERT W. WATTS
Herbert W. Watts
Chief Executive Officer

Date: November 11, 2003	By:	/s/ JOHN M. DIGBY
John M. Digby
Chief Financial Officer