Form 10QSB
period 2003-12-31
GREAT PEE DEE BANCORP INC
filed 2004-02-17
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-23521

GREAT PEE DEE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	56-2050592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

515 MARKET STREET, CHERAW, SC 29520

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of January 1, 2004, 1,776,798 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 14 pages.

Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2003	June 30, 2003*
	(Unaudited)
	(In Thousands)
ASSETS
Cash on hand and in banks	$2,792	$1,498
Interest-earning balances in other banks	686	3,580
Federal funds sold	1,792	3,834
Investment securities available for sale, at fair value	29,342	449
Investment securities held to maturity, at amortized cost	—	18,065
Loans receivable	115,534	109,370
Allowance for loan losses	(1,514)	(1,416)

Loans receivable, net	114,020	107,954
Loans held for sale	682	2,056
Accrued interest receivable	712	792
Premises and equipment, net	3,557	2,340
Stock in the Federal Home Loan Bank, at cost	1,074	675
Real estate/other assets acquired in settlement of loans	253	36
Intangible assets	1,141	1,233
Other assets	1,028	814

TOTAL ASSETS	$157,079	$143,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts	$107,353	$108,812
Advances from Federal Home Loan Bank	23,000	8,000
Accrued interest payable	82	96
Advance payments by borrowers for property taxes and insurance	81	108
Accrued expenses and other liabilities	181	266

TOTAL LIABILITIES	130,697	117,282

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	21,908	21,911
Unearned compensation	(1,009)	(1,083)
Retained earnings, substantially restricted	11,087	10,943
Accumulated other comprehensive loss	(9)	(31)

	31,999	31,762
Common stock in treasury, at cost (456,862 and 461,002 shares, respectively)	(5,617)	(5,718)

TOTAL STOCKHOLDERS’ EQUITY	26,382	26,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,079	$143,326

*	Derived from audited financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands except share and per share data)
INTEREST INCOME
Loans	$1,832	$2,057	$3,671	$4,074
Investments	278	100	503	182
Deposits in other banks and federal funds sold	4	37	12	75

TOTAL INTEREST INCOME	2,114	2,194	4,186	4,331

INTEREST EXPENSE
Deposit accounts	640	774	1,314	1,533
Advances from FHLB	156	94	260	219

TOTAL INTEREST EXPENSE	796	868	1,574	1,752

NET INTEREST INCOME	1,318	1,326	2,612	2,579
PROVISION FOR LOAN LOSSES	150	75	300	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,168	1,251	2,312	2,429

NON-INTEREST INCOME	240	389	485	550

NON-INTEREST EXPENSES
Personnel costs	484	407	924	763
Occupancy	81	80	171	168
Other	367	326	699	625

TOTAL NON-INTEREST EXPENSES	932	813	1,794	1,556

INCOME BEFORE INCOME TAXES	476	827	1,003	1,423
PROVISION FOR INCOME TAXES	175	316	372	543

NET INCOME	$301	$511	$631	$880

NET INCOME PER SHARE
Basic	$.18	$.32	$.38	$.55
Diluted	.18	.31	.37	.53
CASH DIVIDEND PER SHARE	$.155	$.140	$.295	$.265
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,662,877	1,606,978	1,655,973	1,613,317
Assuming dilution	1,716,847	1,642,343	1,711,825	1,645,276

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$631	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	235
Provision for loan losses	300	150
Release of ESOP shares	93	106
Amortization of stock awards under recognition and retention plan	8	5
Treasury stock issued as compensation	40	—
Decrease in loans held for sale	1,374	1,233
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	80	(137)
Increase in other assets	(226)	(43)
Increase (decrease) in accrued interest payable	(14)	45
Decrease in other liabilities	(85)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,418	2,474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale investment securities	(15,537)	(4,406)
Proceeds from maturities from held-to-maturity investments	1,681	508
Proceeds from maturities from available-for-sale investments	2,982	—
Net increase in loans	(6,583)	(1,419)
Purchase of Federal Home Loan Bank stock	(399)	—
Purchases of property and equipment	(1,262)	(118)

NET CASH USED BY INVESTING ACTIVITIES	(19,118)	(5,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(1,459)	14,047
Proceeds from (repayments of) FHLB advances	15,000	(6,500)
Decrease in advances from borrowers	(27)	(63)
Purchase of treasury stock	(49)	(355)
Cash dividends paid	(486)	(416)
Proceeds from option exercise	79	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,058	6,713

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,642)	3,752
CASH AND CASH EQUIVALENTS, BEGINNING	8,912	6,972

CASH AND CASH EQUIVALENTS, ENDING	$5,270	$10,724

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three and six month periods ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Net income:
As reported	$301	$511	$631	$880
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2)	(3)	(26)	(6)

Pro forma	$299	$508	$605	$874

Basic net income per share:
As reported	$0.18	$0.32	$0.38	$0.55
Pro forma	0.18	0.32	0.37	0.54
Diluted net income per share:
As reported	$0.18	$0.31	$0.37	$0.53
Pro forma	0.17	0.31	0.35	0.53

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands)
Net income	$301	$511	$631	$880
Other comprehensive income
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	26	(12)	22	(17)

Total comprehensive income	$327	$499	$653	$863

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

Comparison of Financial Condition at

December 31, 2003 and June 30, 2003

Total assets increased by $14.0 million during the six month period ended December 31, 2003, from $143.0 million at June 30, 2003, to $157.0 million at December 31, 2003. The Company’s growth during the period was primarily a result of the utilization of $15.0 million of additional Federal Home Loan Bank (FHLB) advances. These advances were used to purchase investment securities and to fund loan growth.

The Company purchased $15.5 million in investment securities during the six months ended December 31, 2003. In addition to purchasing investment securities during the year, the Company transferred all securities classified as held to maturity to available for sale. These reclassifications were made in order to reduce interest rate risk and to enhance the overall return on the investment portfolio.

Net loans receivable grew by $6.0 million from $108.0 million at June 30, 2003, to $114.0 million at December 31, 2003. Funding for this loan growth was provided by utilization of cash and cash equivalents, which decreased by $3.7 million during the six month period, from $8.9 million at June 30, 2003 to $5.2 million at December 31, 2003.

Premises and equipment increased by $1.2 million during the period as a result of costs incurred in construction of the Company’s new headquarters/branch office facility in Cheraw. Projected construction is scheduled for completion in early 2004.

The total balance of customer deposits was essentially unchanged during the six month period ended December 31, 2003. However, deposit composition has changed as interest rate sensitive customers shifted funds from time deposits to lower interest bearing, NOW, money market and savings accounts in anticipation of future increases in interest rates.

Total stockholders’ equity was $26.4 million at December 31, 2003, as compared with $26.0 million at June 30, 2003, an increase of $338,000 resulting principally from retention of a portion of the net income of $631,000 earned during the period. At December 31, 2003, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the

Three Months Ended December 31, 2003 and 2002

Net Income. Net income for the quarter ended December 31, 2003, was $301,000, a decrease of $210,000 from net income of $511,000 for the quarter ended December 31, 2002. On a per share basis, net income for the current quarter was $.18 per diluted share as compared with $.31 per diluted for the second quarter of the last fiscal year. The primary reason for the decrease in income was the recognition of $175,000 of non-reoccurring income during the quarter ended December 31, 2002, along with the doubling of the provision for loan losses to $150,000 for the current quarter as compared to $75,000 for the quarter ended December 31, 2002.

Net Interest Income. Net interest income for the quarter ended December 31, 2003, was $1,318,000 as compared with $1,326,000 during the quarter ended December 31, 2002, a decrease of $8,000. This decrease resulted from the continuing decline in interest rates resulting in a slight narrowing of the Company’s interest rate spread and net interest margin. Average interest-earning assets increased from $130.0 million for the three months ended December 31, 2002 to $148.1 million for the current three months, while average interest-bearing liabilities increased from $112.0 million to $123.0 million. For the quarter ended December 31, 2003, the Company’s interest rate spread was 2.97%, and its net interest margin was 3.65%. In comparison, for the quarter ended December 31, 2002, the Company’s interest rate spread was 3.61%, and its net interest margin was 4.08%.

Provision for Loan Losses. The provision for loan losses was $150,000 for the current quarter, which was double the $75,000 provision made for the quarter ended December 31, 2002. There were net loan charge-offs of $47,000 during the current quarter as compared to $22,000 during the quarter ended December 31, 2002. Most of the net charge-offs during the quarter represented losses for which specific allocations of the allowance for loan losses had been made at September 30, 2003. At December 31, 2003, nonaccrual loans aggregated $2.4 million while the allowance for loan losses stood at $1,514,000.

Non-Interest Income. Non-interest income decreased by $149,000, from $389,000 for the three months ended December 31, 2002 to $240,000 for the three months ended December 31, 2003. This decrease was primarily due to the recognition during quarter (or six months) ended December 31, 2002 of a nonrecurring $175,000 income item that arose from settlement of a dispute with another company.

Non-Interest Expenses. Non-interest expenses increased from $813,000 for the three months ended December 31, 2002 to $932,000 for the current quarter, an increase of $119,000. This increase resulted from additional personnel costs of $77,000 and an increase of $41,000 in other non-interest expenses that were related principally to growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.8% and 38.2% for the quarters ended December 31, 2003 and 2002, respectively.

Comparison of Results of Operations for the

Six Months Ended December 31, 2003 and 2002

Net Income: Net income for the six months ended December 31, 2003 was $631,000, a decrease of $249,000 compared to net income of $880,000 for the six months ended December 31, 2002. On a per share basis, net income for the current six months was $.38 per basic share and $.37 diluted share as compared with $.55 basic and $.53 diluted for the same period last year. The primary reason for the decrease was recognition of a nonrecurring income item of $175,000 during the six month period ended December 31, 2002, as well as an increase in the provision for loan loss for the current six month period.

Net-Interest Income: Net interest income was $2,612,000 for the period ended December 31, 2003 compared to $2,579,000 for the same period last year. The continuing decline in interest rates, resulting in a narrowing of the Company’s interest rate spread and net interest margin, was offset by an increase in interest income on investments of $321,000 over the same period last year. For the six months ended December 31, 2003, the Company’s interest rate spread was 2.98% and its net interest margin was 3.68% on average interest-earning assets of $146.5 million. In comparison, for the six months ended December 31, 2002, the Company’s interest rate spread was 3.47%, and its net interest margin was 4.93% on average interest-earning assets of $131.3 million.

Provision for loan loss: The provision for loan losses was $300,000 for the current six months, which was double the $150,000 provision made for the six months ended December 31, 2002. There were net charge offs of $202,000 during the current six months, as compared with net loan charge-offs of $22,000 during the six months ended December 31, 2002. At December 31, 2003, non-accrual loans aggregated $2,400,000 while the allowance for loan losses stood at $1,514,000.

Non-Interest Income: Non-interest income decreased $65,000 from $550,000 for the six months ended December 31, 2002 to $485,000 for the six months ended December 31, 2003. This decrease was due to $175,000 of non-recurring income recognized in the period ended December 31, 2002. Offsetting this decrease was an increase of $55,000 in fees from sales of loans into the secondary market for the six months ended December 31, 2003 over the same period last year.

Non-Interest Expense: Non-interest expenses increased from $1,556,000 for the period ended December 31, 2002 to $1,794,000 for the current six month period, an increase of $238,000. Most of this increase was a result of personnel costs and related expenses due to opening Sentry Bank and Trust’s new main office early in 2004.

Provision for Income Taxes: The provision for income taxes, as a percentage of income before income taxes, was 37.1% and 38.2% for the six months ended December 31, 2003 and 2002 respectively.

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

	December 31, 2003	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$2,419	$2,252	$1,360
Restructured loans	—	—	—

Total nonperforming loans	2,419	2,252	1,360
Real estate owned/other asset owned	253	36	85

Total nonperforming assets	$2,672	$2,288	$1,445

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,514	1,416	1,194
Nonperforming loans to period-end loans	2.09%	2.00%	1.23%
Allowance for loan losses to period-end loans	1.31%	1.26%	1.08%
Allowance for loan losses to nonperforming loans	62.58%	62.88%	87.79%
Nonperforming assets to total assets	1.70%	1.60%	1.04%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, except for loans accounted for on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all past due principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, has been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Real estate owned consists of foreclosed, repossessed and idled properties.

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

The allowance for loan losses represents Management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. The Company makes specific allowances that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed above. In addition to the allocated portion of the allowance for loan losses, the Company maintains an unallocated portion that is not assigned to any specific category of loans. This unallocated portion is intended to reserve for the inherent risk in the portfolio and the intrinsic inaccuracies associated with the estimation of the allowance for loan losses and its allocation to specific loan categories. While Management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Management believes the Company has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Liquidity and Capital Resources

During the three months ended December 31, 2003, the Company paid cash dividends of $.155 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of December 31, 2003, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $34.6 million, which represents 32% of deposits. At that date, outstanding loan commitments were $5.4 million, the undisbursed portion of construction loans was $2.1 million and undrawn lines of credit totaled $7.0 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At December 31, 2003, Sentry exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of the Company’s funds are dividends received from the Bank. In fiscal 2004, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover Great Pee Dee’s cash requirements.

Item 3. - Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on October 15, 2003. Of the 1,767,755 shares entitled to vote at the meeting, 1,489,250 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect two members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2006. Votes for each nominee were as follows:

	Name	For	Withheld
	William R. Butler	1,487,760	1,490
	H. Malloy Evans, Jr.	1,487,760	1,490

	The following directors continue in office after the meeting: Henry P. Duvall, IV, John S. Long, Robert M. Bennett, Jr., Herbert W. Watts, James C. Crawford, III, and Cornelius B. Young

Proposal 2:	The approval of the Great Pee Dee Bancorp, Inc. 2003 Long-Term Incentive Stock Benefit Plan.

	For	Against	Abstain	Broker Non-Votes
	942,306	91,343	4,754	450,847

Proposal 3:	To ratify the appointment of Dixon Odom PLLC as the Bank’s independent accountants for the year ending June 30, 2004.

	For	Against	Abstain
	1,486,587	2,003	660

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, the Company filed one report on Form 8-K. This was filed on October 20, 2003, to report earnings for the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: February 13, 2004	By:	/s/ Herbert W. Watts

Herbert W. Watts Chief Executive Officer

Date: February 13, 2004	By:	/s/ John M. Digby

John M. Digby Chief Financial Officer