Form 10QSB
period 2004-03-31
GREAT PEE DEE BANCORP INC
filed 2004-05-17
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended

Commission File Number 0-23521

GREAT PEE DEE BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	56-2050592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

901 CHESTERFIELD HIGHWAY, CHERAW, SC 29520

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

As of May 3, 2004, 1,811,784 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

This report contains 14 pages.

Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2004 (Unaudited)	June 30, 2003*
	(In Thousands)
ASSETS

Cash on hand and in banks	$2,140	$1,498
Interest-earning balances in other banks	583	3,580
Federal funds sold	1,921	3,834
Investment securities available for sale, at fair value	27,346	449
Investment securities held to maturity, at amortized cost	—	18,065

Loans receivable	116,534	109,370
Allowance for loan losses	(1,550)	(1,416)

Loans receivable, net	114,984	107,954

Loans held for sale	1,792	2,056
Accrued interest receivable	602	792
Premises and equipment, net	4,110	2,340
Stock in the Federal Home Loan Bank, at cost	1,233	675
Real estate/other assets acquired in settlement of loans	189	36
Intangible assets	1,094	1,233
Other assets	924	814

TOTAL ASSETS	$156,918	$143,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$108,967	$108,812
Advances from Federal Home Loan Bank	21,000	8,000
Accrued interest payable	90	96
Advance payments by borrowers for property taxes and insurance	79	108
Accrued expenses and other liabilities	324	266

TOTAL LIABILITIES	130,460	117,282

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	21,865	21,911
Unearned compensation	(1,004)	(1,083)
Retained earnings, substantially restricted	11,135	10,943
Accumulated other comprehensive loss	(6)	(31)

	32,012	31,762
Common stock in treasury, at cost (429,833 and 461,002 shares, respectively)	(5,554)	(5,718)

TOTAL STOCKHOLDERS’ EQUITY	26,458	26,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,918	$143,326

* Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In Thousands Except Share and Per Share Data)
INTEREST INCOME
Loans	$1,797	$1,937	$5,468	$6,011
Investments	294	100	797	282
Deposits in other banks and federal funds sold	6	33	18	108

TOTAL INTEREST INCOME	2,097	2,070	6,283	6,401

INTEREST EXPENSE
Deposit accounts	608	725	1,922	2,258
Borrowed funds	170	88	430	307

TOTAL INTEREST EXPENSE	778	813	2,352	2,565

NET INTEREST INCOME	1,319	1,257	3,931	3,836
PROVISION FOR LOAN LOSSES	75	100	375	250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,244	1,157	3,556	3,586

NON-INTEREST INCOME	355	208	840	758

NON-INTEREST EXPENSES
Personnel costs	598	435	1,522	1,198
Occupancy	116	73	287	241
Other	387	473	1,086	1,098

TOTAL NON-INTEREST EXPENSES	1,101	981	2,895	2,537

INCOME BEFORE INCOME TAXES	498	384	1,501	1,807
PROVISION FOR INCOME TAXES	173	126	545	669

NET INCOME	$325	$258	$956	$1,138

NET INCOME PER SHARE
Basic	$.19	$.16	$.57	$.71
Diluted	.19	.16	.56	.69

CASH DIVIDEND PER SHARE	$.155	$.140	$.450	.405

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,682,513	1,606,978	1,664,819	1,613,317
Effect of outstanding stock options	31,271	35,365	40,092	31,959

Assuming dilution	1,713,784	1,642,343	1,704,911	1,645,276

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$956	$1,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	336
Gain on sale of Securities	(163)	—
Gain on sale of foreclosed real estate	(22)	—
Provision for loan losses	375	250
Release of ESOP shares	129	149
Amortization of stock awards under recognition and retention plan	12	10
Treasury stock issued as compensation	41	—
(Increase) decrease in loans held for sale	264	1,635
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	190	(38)
Increase (decrease) in accrued interest payable	(6)	29
Other assets	(15)	(233)
Other liabilities	58	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,210	3,276

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale investment securities	(25,737)	(8,406)
Proceeds from maturities of held-to-maturity investments	17,007	3,989
Net increase in loans	(7,779)	(282)
Purchase of Federal Home Loan Bank stock	(558)	—
Purchases of property and equipment	(1,920)	(210)
Proceeds from sale of foreclosed real estate	132	50

NET CASH USED BY INVESTING ACTIVITIES	(18,855)	(4,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	155	19,868
Proceeds from (repayments of) FHLB advances	13,000	(6,500)
Decrease in advances from borrowers	(29)	(32)
Purchase of treasury stock	—	(355)
Cash dividends paid	(764)	(636)
Exercise of stock options	15	6

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,377	12,351

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,268)	10,768
CASH AND CASH EQUIVALENTS, BEGINNING	8,912	6,972

CASH AND CASH EQUIVALENTS, ENDING	$4,644	$17,740

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A- BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three and nine month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$325	$258	$956	$1,138
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2)	(5)	(28)	(11)

Pro forma	$323	$253	$928	$1,127

Basic net income per share:
As reported	$.19	$.16	$.57	$.71
Proforma	.19	.16	.56	.70

Diluted net income per share:
As reported	$.19	$.16	$.56	$.69
Pro forma	.19	.15	.54	.68

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)

Net income	$325	$258	$956	$1,138

Other comprehensive income
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	3	3	25	(14)

Total comprehensive income	$328	$261	$981	$1,124

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

Comparison of Financial Condition at

March 31, 2004 and June 30, 2003

Total assets increased by $13.6 million during the nine month period ended March 31, 2004, from $143.3 million at June 30, 2003, to $156.9 million at December 31, 2003. The Company’s growth during the period was primarily a result of the utilization of $13.0 million of additional Federal Home Loan Bank (FHLB) advances. These advances were used to purchase investment securities and to fund loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities increased by $3.9 million, to $29.9 million, during the nine months ended March 31, 2004, representing 19.0% of total assets at that date as compared with 18.1% of total assets at June 30, 2003. In addition, during the second quarter of the current fiscal year the Company transferred to available for sale all securities that previously had been classified as held to maturity. These reclassifications were made in order to reduce interest rate risk and to enhance the overall return on the investment portfolio.

Net loans receivable grew by $7.0 million from $108.0 million at June 30, 2003, to $115.0 million at March 31, 2004. Funding for this loan growth was provided by additional FHLB advances.

Premises and equipment increased by $1.8 million during the nine month period as a result of costs incurred in construction of the Company’s new headquarters/branch office facility in Cheraw. This facility opened for business on February 23, 2004. Principally as a result of opening this new facility, the Company has added ten full-time employees since the beginning of the year.

The total balance of customer deposits was essentially unchanged during the nine month period ended March 31, 2004. However, deposit composition has changed as interest rate sensitive customers shifted funds from time deposits to lower interest bearing, NOW, money market and savings accounts in anticipation of future increases in interest rates.

Total stockholders’ equity was $26.5 million at March 31, 2004, as compared with $26.0 million at June 30, 2003, an increase of $414,000 resulting principally from retention of a portion of the net income of $956,000 earned during the period. At March 31, 2004, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the

Three Months Ended March 31, 2004 and 2003

Net Income. Net income for the quarter ended March 31, 2004, was $325,000, an increase of $67,000 from net income of $258,000 for the quarter ended March 31, 2003. On a per share basis, net income for the current quarter was $.19 per diluted share as compared with $.16 per diluted for the third quarter of the last fiscal year. The primary reason for the increase was an increase in non-interest income, which totaled $355,000 for the current quarter, an increase of $147,000 from the $208,000 of non-interest income recorded during the quarter ended March 31, 2003.

Net Interest Income. Net interest income for the quarter ended March 31, 2004, was $1,319,000 as compared with $1,257,000 during the quarter ended March 31, 2003, an increase of $62,000. This increase resulted principally from an increase in interest-earning assets from period to period. Average interest-earning assets increased from $134.3 million for the three months ended March 31, 2003 to

$148.1 million for the current three months, while average interest-bearing liabilities increased from $181.4 million to $129.9 million respectively. For the quarter ended March 31, 2004, the Company’s interest rate spread was 3.30%, and its net interest margin was 3.56%. In comparison, for the quarter ended March 31, 2003, the Company’s interest rate spread was 3.43%, and its net interest margin was 3.74%.

Provision for Loan Losses. The provision for loan losses was $75,000 for the current quarter, which was $25,000 less than the $100,000 provision made for the quarter ended March 31, 2003. There were net loan charge-offs of $39,000 during the current quarter as compared to $8,000 during the quarter ended March 31, 2003. Most of the net charge-offs during the quarter represented losses for which specific allocations of the allowance for loan losses had previously been made. At March 31, 2004, nonaccrual loans aggregated $2.4 million while the allowance for loan losses stood at $1,550,000, representing 1.33% of total loans outstanding. In comparison, the allowance for loan losses represented 1.26% of total loans at June 30, 2003 and 1.14% of total loans at March 31, 2003. The majority of nonaccrual loans are secured by real estate, and the possibility of future losses is considered in the determination of the allowance.

Non-Interest Income. Non-interest income increased by $147,000, from $208,000 for the three months ended March 31, 2003 to $355,000 for the three months ended March 31, 2004. This increase resulted from gains of $163,000 recognized in the current quarter from sales of investment securities available for sale. These gains from securities sales were partially offset by a decrease of $35,000 in income from origination of mortgage loans for sale in the secondary market, reflecting a slowdown in the refinancing of mortgage loans.

Non-Interest Expenses. Non-interest expenses increased from $981,000 for the three months ended March 31, 2003 to $1,101,000 for the current quarter, an increase of $120,000. Personnel costs and occupancy costs increased by $163,000 and $43,000, respectively, principally reflecting both growth and the additional costs incurred in connection with the staffing and opening of the new headquarters/branch office facility. Contributing to the increase in personnel costs was an increase of $20,000 in ESOP costs resulting from increases in the value of the Company’s common stock. Other non-interest expenses decreased by $86,000, with the total of $473,000 for the quarter ended March 31, 2003 including $190,000 of advertising, administrative and other costs incurred during that quarter in connection with the change of the Bank’s name to Sentry Bank & Trust.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 34.7% and 32.8% for the quarters ended March 31, 2004 and 2003, respectively.

Comparison of Results of Operations for the

Nine Months Ended March 31, 2004 and 2003

Net Income: Net income for the nine months ended March 31, 2004 was $956,000, a decrease of $182,000 compared to net income of $1,135,000 for the nine months ended March 31, 2003. On a per share basis, net income for the current nine months was $.57 per basic share and $.56 diluted share as compared with $.71 basic and $.69 diluted for the same period last year. The primary reasons for the decrease were recognition of a nonrecurring income item of $175,000 during the nine month period ended March 31, 2003, as well as an increase of $125,000 in the provision for loan losses for the current nine month period.

Net-Interest Income: Net interest income was $3,931,000 for the nine months ended March 31, 2004 compared to $3,836,000 for the same period last year. Interest rates have stayed at historically low levels, resulting in a narrowing of the Company’s interest rate spread and net interest margin that was offset by an increase in average interest-earning assets from period to period. For the nine months ended March 31, 2004, the Company’s interest rate spread was 3.03% and its net interest margin was 3.65% on average interest-earning assets of $148.2 million. In comparison, for the nine months ended March 31, 2003, the Company’s interest rate spread was 3.42%, and its net interest margin was 3.86% on average interest-earning assets of $132.5 million.

Provision for loan losses: The provision for loan losses was $375,000 for the current nine months, an increase of $125,000 from the provision made for the nine months ended March 31, 2003. This increase in the provision for loan losses reflects an increase in net loan charge-offs. There were net charge offs of

$241,000 during the current nine months, as compared with net loan charge-offs of $2,000 during the nine months ended March 31, 2003. As a percentage of total loans outstanding, the allowance for loan losses is at 1.33% at March 31, 2004, up from 1.16% at March 31, 2003.

Non-Interest Income: Non-interest income increased $82,000 from $758,000 for the nine months ended March 31, 2003 to $840,000 for the nine months ended March 31, 2004. The total for the nine months ended March 31, 2003 included $175,000 of non-recurring income, offset during the current nine month period by the recognition of gains of $163,000 from the sale of investment securities available for sale.

Non-Interest Expense: Non-interest expenses increased from $2,537,000 for the period ended March 31, 2003 to $2,895,000 for the current nine month period, an increase of $358,000. Most of this increase was a result of personnel costs and related expenses resulting from the opening Sentry Bank and Trust’s new main office early in 2004. Contributing to the increase in personnel costs was an increase of $35,000 in ESOP costs resulting from increases in the value of the Company’s common stock.

Provision for Income Taxes: The provision for income taxes, as a percentage of income before income taxes, was 36.3% and 37.0% for the nine months ended March 31, 2004 and 2003 respectively.

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

The Company’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses following timely collection efforts and a thorough review. Further efforts are then pursued through various means available. Loans carried in a non-accrual status are generally collateralized by real estate.

Nonperforming Assets

The following table sets forth, at the dates indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	March 31, 2004	June 30, 2003	March 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$2,397	$2,252	$1,538
Restructured loans	—	—	—

Total nonperforming loans	2,397	2,252	1,538

Real estate owned/other asset owned	189	36	35

Total nonperforming assets	$2,586	$2,288	$1,573

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,550	1,416	1,286
Nonperforming loans to period-end loans	2.06%	2.00%	1.37%
Allowance for loan losses to period-end loans	1.33%	1.26%	1.14%
Allowance for loan losses to nonperforming loans	64.66%	62.88%	83.61%
Nonperforming assets to total assets	1.65%	1.60%	1.06%

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

Liquidity and Capital Resources

During the nine months ended March 31, 2004, the Company paid cash dividends of $.45 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of March 31, 2004, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $32.0 million, which represents 29.4% of deposits. At that date, outstanding loan commitments were $4.7 million, the undisbursed portion of construction loans was $1.9 million and undrawn lines of credit totaled $3.8 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At March 31, 2004, Sentry exceeded all such requirements.

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

During the quarter ended March 31, 2004, the Company filed two reports on Form 8-K. On January 9, 2004, the Company announced the promotion of John S. Long to Chief Executive Officer of Sentry Bank and Trust, the Company’s wholly owned subsidiary. On January 16, 2004 the Company announced second quarter earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: May 14, 2004	By:	/s/ Herbert W. Watts
Herbert W. Watts
Chief Executive Officer

Date: May 14, 2004	By:	/s/ Johnnie L. Craft
Johnnie L. Craft
Chief Financial Officer