Form 10QSB/A
period 2004-03-31
GREAT PEE DEE BANCORP INC
filed 2004-05-17
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB/A

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB/A may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Comparison of Financial Condition at

March 31, 2004 and June 30, 2003

Total assets increased by $13.6 million during the nine month period ended March 31, 2004, from $143.3 million at June 30, 2003, to $156.9 million at March 31, 2004. The Company’s growth during the period was primarily a result of the utilization of $13.0 million of additional Federal Home Loan Bank (FHLB) advances. These advances were used to purchase investment securities and to fund loan growth.

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

Net Interest Income. Net interest income for the quarter ended March 31, 2004, was $1,319,000 as compared with $1,257,000 during the quarter ended March 31, 2003, an increase of $62,000. This increase resulted principally from an increase in interest-earning assets from period to period. Average interest-earning assets increased from $134.3 million for the three months ended March 31, 2003 to

$148.1 million for the current three months, while average interest-bearing liabilities increased from $118.4 million to $129.9 million respectively. For the quarter ended March 31, 2004, the Company’s interest rate spread was 3.30%, and its net interest margin was 3.56%. In comparison, for the quarter ended March 31, 2003, the Company’s interest rate spread was 3.43%, and its net interest margin was 3.74%.

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

GREAT PEE DEE BANCORP, INC.

Date: May 17, 2004	By:	/s/ Herbert W. Watts
Herbert W. Watts
Chief Executive Officer

Date: May 17, 2004	By:	/s/ Johnnie L. Craft
Johnnie L. Craft
Chief Financial Officer