Form 10KSB
period 2004-06-30
GREAT PEE DEE BANCORP INC
filed 2004-09-28
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 0-23521

Great Pee Dee Bancorp, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	56-2050592
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

901 Chesterfield Highway Cheraw, South Carolina	29520
(Address of Principal Executive Offices)	(Zip Code)

(843) 537-7656

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock par value $.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The Issuer’s revenues for the fiscal year ended June 30, 2004 were $9.6 million.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 31, 2004 was approximately $24.2 million.

The number of shares outstanding of the Issuer’s Common Stock, the issuer’s only class of outstanding capital stock, as of June 30, 2004 was 1,811,784.

Documents Incorporated by Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I.	Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II.	Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2004 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

Transitional Small Business Disclosure Format: YES ☐    NO ☒

PART I

Item 1.	Business

Great Pee Dee Bancorp, Inc. (the “Company”) was organized in September, 1997 at the direction of the Board of Directors of Sentry Bank & Trust, formerly First Federal Savings and Loan Association of Cheraw (the “Bank”), for the purpose of acquiring all of the capital stock to be issued by the Bank in the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Company received approval from the Office of Thrift Supervision (“OTS”) to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of December 31, 1997, the Company issued 2,182,125 shares of Common Stock, and received all of the proceeds of the offering, or $21.8 million ($10.6 million of the proceeds was transferred to the Bank in exchange for the capital stock of the Bank). In connection with the Conversion, the Company loaned approximately $1,745,700 to the Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust (“ESOP”) to enable the ESOP to purchase 174,570 shares of the Company’s Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Bank.

The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Bank. At June 30, 2004 the assets of the Company consisted of its ownership of the capital stock of the Bank, the loan to the ESOP, cash of $2.9 million, and investment securities with a carrying value of $466,000. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta. At June 30, 2004, the Company had consolidated total assets of $156.4 million, total deposits of $108.9 million, and stockholders’ equity of $26.1 million.

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

	At June 30,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of loan:
Real estate loans:
One- to four-family residential	$62,720	54.9%	$63,845	59.1%
Commercial	23,898	20.9	20,625	19.1
Construction	3,102	2.7	2,319	2.2
Home improvement loans	8,197	7.2	8,236	7.6

Total real estate loans	97,917	85.7	95,025	88.0
Other loans:
Commercial	9,167	8.0	6,015	5.6
Consumer	8,673	7.6	7,659	7.1
Loans secured by deposits	238	0.2	873	0.8

Total other loans	18,078	15.8	14,547	13.5
Total loans	115,995	101.5	109,572	101.5
Less:
Allowance for losses	1,532	1.3	1,416	1.3
Deferred loan origination fees, net of costs	171	0.2	202	0.2

Total, net	$114,292	100.0%	$107,954	100.0%

The following table sets forth certain information at June 30, 2004, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Bank expects that prepayments will cause actual maturities to be shorter.

	At June 30, 2004
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(In Thousands)
Real estate loans:
Adjustable	$33,053	$1,882	$8,274	$783	$43,992
Fixed	3,597	3,032	10,200	38,777	55,606

Total real estate loans	36,650	4,914	18,474	39,560	99,598
Other loans	4,258	3,991	3,528	4,619	16,396

Total loans	$40,908	$8,905	$22,002	$44,179

Less:
Allowance for loan losses					1,532

Total					$114,462

As of June 30, 2004, the dollar amount of all real estate loans due after one year that have fixed interest rates was $26.4 million and the dollar amount of all loans due after one year that have adjustable interest rates was $13.6 million.

One- to Four-Family Residential Loans. The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The Bank originates and retains fixed rate loans which provide for the payment of principal and interest for up to an 18-year period.

The Bank also offers adjustable-rate mortgage (“ARM”) loans. The interest rate on the Bank’s ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2004 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2004, approximately 52.0% of one- to four-family residential loans had adjustable rates of interest.

All of the one- to four-family residential mortgage loans that the Bank originate includes “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, the Bank occasionally permit assumptions of existing residential mortgage loans on a case-by-case basis.

At June 30, 2004, approximately $62.7 million, or 54.9% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $2.1 million, or 2.1% of total real estate loans (which were comprised of 49 loans secured by one- to four-family properties), were included in non-performing assets as of that date.

Commercial Real Estate Loans. At June 30, 2004, $23.9 million, or 20.9% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Bank generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Bank also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the one-year Treasury bill with maximum loan-to-value ratios of 80%. At June 30, 2004, the largest commercial loan had a principal balance of $2.3 million and was secured by a country club. On June 30, 2004, there were no commercial real estate loans included in nonperforming assets.

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

Construction Loans. The Bank offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction the loan can be converted into permanent financing. At June 30, 2004, $3.1 million, or 2.7% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $1.0 million on June 30, 2004 and was secured by a church. None of our construction loans were included in non-performing assets on that date.

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

Home Improvement Loans. At June 30, 2004, home improvement loans totaled $8.2 million, or 7.2% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2004, no home improvement loans were included in non-performing assets.

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

The Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

The Bank generally requires appraisals on all real property securing loans and requiring an attorney’s opinion and a valid lien on mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property securing its interest if the property is in a flood plain. The Bank also generally requires private mortgage insurance for all residential mortgage loans with loan-to-value ratios of greater than 80%. The Bank requires escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance. Mr. Watts and Mr. Long may approve loans up to $100,000. The Bank’s Loan Committee may approve loans up to $500,000 and any loan in excess of $500,000 must be approved by the Board of Directors.

Underwriting standards for home improvement loans are intended to protect against some of the risks inherent in making home improvement loans. Borrower paying habits and financial strengths are important considerations.

One- to four-family residential loan originations to be held in the Bank’s loan portfolio totaled $16.7 million during the year ended June 30, 2004, compared to $15.6 million during the year ended June 30, 2003. One-to four family residential loans originated for sale in the secondary market aggregated $18.2 million and $17.4 million for the years ended June 30, 2004 and 2003, respectively.

Non Performing and Problem Assets

After a mortgage loan becomes 30 days past due, the Bank delivers a computer generated delinquency notice to the borrower. When loans become 60 days past due, the Bank sends additional delinquency notices and make personal contact by letter or telephone with the borrower to establish acceptable repayment schedules. When a mortgage loan is 90 days delinquent, the Bank will have either entered into a workout plan with the borrower or refer the matter to the Bank’s attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

The Bank reviews mortgage loans on a regular basis and place such loans on a non-accrual status when they are specifically determined to be impaired or when they become 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received.

Nonperforming Assets. At June 30, 2004, $2.7 million, or 1.7% of total assets, were nonperforming (nonperforming loans, non-accruing loans and real estate owned (“REO”) properties). At June 30, 2004, loans secured by real estate accounted for $2.1 million of nonperforming assets. The Bank had REO properties in the amount of $510,000 as of June 30, 2004.

The table below sets forth the amounts and categories of nonperforming assets (nonperforming loans and foreclosed real estate) for the last two years. It is the Bank’s policy that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Delinquent loans that are 90 days or more past due are considered nonperforming assets. During the periods presented, the Bank did not have any troubled debt restructurings.

	At June 30,
	2004	2003
	(Dollars In Thousands)
Loans not accruing interest	$2,155	$2,252
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	2,155	2,252
Foreclosed real estate	510	36

Total nonperforming assets	$2,665	$2,288

Nonperforming assets to total assets	1.70%	1.60%

Classified Assets. Federal regulations and the Bank’s asset classification policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obliger or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

The Bank provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management’s judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, and economic conditions. The Bank evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments of information available to them at the time of examination.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years ended June 30, 2004 and 2003.

	At June 30,
	2004	2003
	(Dollars In Thousands)
Balance at beginning of period	$1,416	$1,066

Loans charged off:
Real estate	216	15
Other	71	37

Total loans charged-off	287	52
Recoveries:
Real estate	27	2
Other	2	—

Total recoveries	29	2

Net loans charged-off	258	50

Provision for loan losses	375	400

Balance at end of period	$1,532	$1,416

Ratio of net charge-offs to average loans outstanding during the period	0.23%	0.04%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2004			2003
	Amount of Loan Loss Allowance	Percent of Allowance to Total Allowance	Percent of Loans to Gross Loans	Amount of Loan Loss Allowance	Percent of Allowance to Total Allowance	Percent of Loans to Gross Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$382	24.9%	54.6%	$393	27.8%	56.8%
Commercial	513	33.5	26.6	360	25.4	18.3
Construction	73	4.8	6.4	—	—	4.6
Home improvement loans	37	2.4	5.9	32	2.2	7.3

Total real estate loans	1,005	65.6	93.5	785	55.4	87.1
Other loans:
Commercial	19	1.2	1.2	340	24.0	5.3
Consumer	176	11.5	5.2	185	13.1	6.8
Loans secured by deposits	—	—	0.1	—	—	0.8
Unallocated	332	21.7	—	106	7.5	—

Total allowance for loan losses	$1,532	100.0%	100.0%	$1,416	100.0%	100.0%

Investments

The Company’s investment portfolio consists of short-term U.S. Treasury and federal agency securities, interest earning deposits in other financial institutions, federal funds sold, mortgage backed securities and to a lesser extent, marketable equity securities and FHLB stock. At June 30, 2004, approximately $31.7 million, or 20.2%, of total assets consisted of such investments. The Bank had $657,000 in interest-earning deposits and $2.0 million in federal funds sold as of that date.

The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At June 30,
	2004	2003
	(In Thousands)
Securities available for sale:
Trust preferred securities	$466	$449
U.S. government and agency securities	6,197	—
Municipal securities	1,069	—
Mortgage-backed securities	20,115	—

Total securities available for sale	27,847	449
Securities held to maturity:
U.S. government and agency securities	—	8,100
Municipal securities	—	948
Mortgage-backed securities	—	9,016

Total securities held to maturity	—	18,064
Interest-earning balances in other banks	657	3,580
Federal Funds sold	2,005	3,833
Federal Home Loan Bank Stock	1,124	675

Total investments	$31,633	$26,601

The following table provides costs, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at June 30, 2004:

	Amortized Cost	Fair Value	Book Yield
Securities available for sale:
Trust preferred securities
Due after one but within five years	$484	$466

Securities available for sale:
U.S. government and agency securities
Due after one but within five years	6,303	6,197	3.4%

Mortgage-backed securities available for sale:
Due after five but within ten years	11,143	10,675	3.5%
Due after ten years	9,977	9,440	4.0%

	21,120	20,115	3.7%

Municipal securities
Due after one but within five years	618	602	4.0%
Due after five but within ten years	470	467	3.6%

	1,088	1,069	3.8%

Total securities available for sale
Due after one but within five years	7,405	7,265	3.4%
Due after five but within ten years	11,613	11,142	3.5%
Due after ten years	9,977	9,440	4.0%

Total	$28,995	$27,847	3.6%

At June 30, 2004, none of the Bank’s investment securities were classified as held to maturity.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Bank believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2004, 58.4% of deposit accounts were certificate of deposit accounts, of which $44.2 million have maturities of one year or less.

Total deposits at June 30, 2004 were approximately $108.9 million, compared to approximately $108.8 million at June 30, 2003. The Bank’s deposit base is somewhat dependent upon the manufacturing sector of the Bank’s market area. Although the manufacturing sector in the Bank’s market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

Borrowings. The Bank focuses on generating high quality loans and then seek the best source of funding from deposits, investments or borrowings. At June 30, 2004, the Bank had borrowings of $21.0 million from the FHLB of Atlanta. The Bank is eligible to borrow up to 65% of the outstanding balance of its one- to four-family residential mortgage loans, collateralized by these loans. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet these requirements in the future.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

	Year Ended June 30,
	2004	2003
Maximum Balance:
FHLB advances	$21,000,000	$28,394,000
Average Balance:
FHLB advances	$18,222,000	$12,115,000

The following table presents certain information relating to the maturities of FHLB of Atlanta borrowings at June 30, 2004.

Maturing during the year ended June 30	Interest Rates	Balance at June 30, 2004
2005	1.25%	$3,000,000
2009	3.00%	10,000,000
2011	4.31%	5,000,000
2012	3.41%	3,000,000

Additional Risk Factors

In addition to factors discussed in the description of the business of the Company and Bank and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

The Bank’s ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 56.0% of our real estate loans have rates of interest which are fixed for the term of the loan (“fixed rate”), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Bank’s interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in the Bank having a “negative gap.” At June 30, 2004, our one year interest rate gap was negative 53.4%. As a result, our net interest income will be adversely affected by material and prolonged increases in interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2004, $63.7 million, or 58.4% of our total deposits were certificate of deposit accounts. $44.2 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Bank may experience a significant decrease in its deposit accounts.

Competition

The Bank experiences strong competition in its local market area in originating loans, primarily from mortgage brokers. There is also significant competition in attracting deposits, primarily from commercial banks, thrifts and money center banks. Such competition may limit our growth in the future.

Geographic Concentration of our Loans

Substantially all of the Bank’s real estate mortgage loans are secured by properties located in South Carolina, mostly in Chesterfield, Marlboro and Florence Counties. A weakening in the local real estate market or in the local or national economy, or a reduction in the workforce at the manufacturing facilities in the area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing the loans, which would reduce our earnings.

Financial Institution Regulation and Future of the Thrift Industry

The Bank and the Company are subject to extensive regulation, supervision, and examination by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (the “FDIC”). Such regulation and supervision govern the activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking and thrift industries, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Company, the Bank and their respective operations.

REGULATION

The Bank is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is regulated by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that they may find in the Bank’s operations. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of the Bank’s mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on the Company and the Bank and their operations.

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

Loans to One Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2004 the Bank was in compliance with its loans-to-one-borrower limitations.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its fully phased-in requirement or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act and Fair Lending Laws. Savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

Transactions with Related Parties. The Bank’s authority to engage in transactions with related parties or “affiliates” or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, regulations permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank’s capital position, and requires approval procedures to be followed. At June 30, 2004, the Bank was in compliance with these regulations.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2004, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution’s primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of the Bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2004, the Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

•	Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor

Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

The Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 2.	Properties

(a) The Company currently conducts its business through 3 full service banking offices. The following table sets forth the Company’s offices as of June 30, 2004:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
901 Chesterfield Highway
Cheraw, South Carolina 29520	Owned	2004	—

515 Market Street	Owned	1981	—
Cheraw, South Carolina 29520

452 Second Loop Road	Building Owned	2002	—
Florence, South Carolina 29504	Land Leased	2002	September 2041

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Information included in Great Pee Dee Bancorp, Inc.’s 2004 Annual Report to Shareholders is herein incorporated by reference.

(b) Not applicable.

(c) None.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in Great Pee Dee Bancorp, Inc.’s 2004 Annual Report to Shareholders is herein incorporated by reference.

Item 7.	Financial Statements

Information included in Great Pee Dee Bancorp, Inc.’s 2004 Annual Report to Shareholders is herein incorporated by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that has materially affected, or is reasonably likely to materially affect these controls.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10.	Executive Compensation

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 13.	Exhibits

(a)	The following documents appear in sections of the Registrant’s 2004 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2004 Annual Report to Shareholders are incorporated herein by this reference.

(1)	Report to Shareholders

(2)	Selected Financial and Other Data

(3)	Managements Discussion and Analysis of Financial Condition and Results of Operations

(4)	Independent Auditors’ Report

(5)	Consolidated Financial Statements

(i)	Consolidated Statements of Financial Condition

(ii)	Consolidated Statements of Operations

(iii)	Consolidated Statements of Stockholders’ Equity

(iv)	Consolidated Statements of Cash Flows

(v)	Notes to Consolidated Financial Statements

(6)	Corporate Information

(b)	The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*

3.2	Bylaws of Great Pee Dee Bancorp, Inc.*

4.0	Stock Certificate of Great Pee Dee Bancorp, Inc.*

10.1	Employee Agreement for Herbert W. Watts*

10.2	Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust*

10.3	Employee Agreement for John S. Long**

13	Great Pee Dee Bancorp, Inc. 2003 Annual Report to Shareholders

21	Subsidiary List

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.

**	Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 27, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: September 27, 2004	By:	/s/ Herbert W. Watts
Herbert W. Watts
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Herbert W. Watts	By:	/s/ John M. Digby
	Herbert W. Watts, President, Chief Executive Officer and Director		John M. Digby, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: September 27, 2004			Date: September 27, 2004

By:	/s/ Robert M. Bennett, Jr.	By:	/s/ William R. Butler
	Robert M. Bennett, Jr., Director		William R. Butler, Director

Date: September 27, 2004			Date: September 27, 2004

By:	/s/ James C. Crawford, III	By:	/s/ Henry P. Duvall, IV
	James C. Crawford, III, Chairman		Henry P. Duvall, IV, Director

Date: September 27, 2004			Date: September 27, 2004

By:	/s/ H. Malloy Evans, Jr.	By:	/s/ John S. Long
	H. Malloy Evans, Jr., Director		John S. Long, Director and Executive Vice President

Date: September 27, 2004			Date: September 27, 2004

By:	/s/ Cornelius B. Young
Cornelius B. Young, Director

Date: September 27, 2004