Form 10KSB/A
period 2004-06-30
GREAT PEE DEE BANCORP INC
filed 2004-10-28
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

| | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended June 30, 2004
                               -------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ______ to _______.


                         Commission file number: 0-23521

                           Great Pee Dee Bancorp, Inc.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                  56-2050592
------------------------------------                  ----------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)

  901 Chesterfield Highway
   Cheraw, South Carolina                               29520
---------------------------------             -------------------------
 (Address of Principal Executive                     (Zip Code)
            Offices)

                                 (843) 537-7656
                (Issuer's Telephone Number, Including Area Code)

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
         YES      X        NO
              ---------        --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [o]

         The Issuer's revenues for the fiscal year ended June 30, 2004 were $9.6 million.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 31, 2004 was approximately $24.2 million.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of June 30, 2004 was 1,811,784.

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

         Transitional Small Business Disclosure Format:  YES          NO   X
                                                             ------     -------

         This Amendment to the Annual Report on Form10-KSB of Great Pee Dee Bancorp, Inc. is being filed with the U.S. Securities and Exchange Commission solely to include information required by Item 14 of Form 10-KSB, which was inadvertently omitted from the initial filing.

                                     PART IV

Item 13. Exhibits
------------------

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services
-------------------------------------------------

         Information required by this Item is incorporated by reference to the Proxy Statement under the caption "Proposal 2-Ratification of The Appointment of Independent Auditors."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GREAT PEE DEE BANCORP, INC.



Date: October 27, 2004                  By: /s/ Herbert W. Watts
                                           -------------------------------------
                                           Herbert W. Watts
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Herbert W. Watts                                By: /s/ John M. Digby
   --------------------------------------------            --------------------------------------------
   Herbert W. Watts, President, Chief                      John M. Digby, Chief Financial Officer and
   Executive Officer and Director                          Treasurer
   (Principal Executive Officer)                           (Principal Financial and Accounting Officer)

Date: October 27, 2004                                  Date: October 27, 2004



By: /s Robert M. Bennett, Jr.                           By: /s/ William R. Butler
   --------------------------------------------            --------------------------------------------
   Robert M. Bennett, Jr., Director                        William R. Butler, Director

Date: October 27, 2004                                  Date: October 27, 2004


By: /s/ James C. Crawford, III                          By: /s/ Henry P. Duvall, IV
   --------------------------------------------            --------------------------------------------
   James C. Crawford, III, Chairman                        Henry P. Duvall, IV, Director

Date: October 27, 2004                                  Date: October 27, 2004


By: /s/ H. Malloy Evans, Jr.                            By: /s/ John S. Long
   --------------------------------------------            --------------------------------------------
   H. Malloy Evans, Jr., Director                          John S. Long, Director and
                                                           Executive Vice President

Date: October 27, 2004                                  Date: October 27, 2004


By: /s/ Cornelius B. Young
   --------------------------------------------
   Cornelius B. Young, Director


Date: October 27, 2004