Form 10QSB
period 2004-09-30
GREAT PEE DEE BANCORP INC
filed 2004-11-15
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 5, 2004, 1,814,784 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2004 (Unaudited)	June 30, 2004*
	(In Thousands)
ASSETS

Cash on hand and in banks	$3,349	$1,217
Interest-earning balances in other banks	325	657
Federal funds sold	2,073	2,005
Investment securities available for sale, at fair value	27,448	27,847

Loans receivable	121,927	115,824
Allowance for loan losses	(1,505)	(1,532)

Loans receivable, net	120,422	114,292

Loans held for sale	841	1,311
Accrued interest receivable	647	578
Restricted stock, at cost	1,233	1,124
Premises and equipment, net	4,227	4,276
Real estate acquired in settlement of loans	437	510
Intangible assets	1,002	1,048
Other assets	873	1,490

TOTAL ASSETS	$162,877	$156,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$112,564	$108,945
Advances from Federal Home Loan Bank	23,000	21,000
Accrued interest payable	112	91
Advance payments by borrowers for property taxes and insurance	188	117
Accrued expenses and other liabilities	271	151

TOTAL LIABILITIES	136,135	130,304

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	22,000	21,982
Unearned compensation	(1,010)	(1,058)
Retained earnings, substantially restricted	11,209	11,162
Accumulated other comprehensive loss	(183)	(723)

	32,038	31,385

Common stock in treasury, at cost (409,833 and 412,833 shares, respectively)	(5,296)	(5,334)

TOTAL STOCKHOLDERS’ EQUITY	26,742	26,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,877	$156,355

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2004	2003
	(In thousands except share and per share data)
INTEREST INCOME
Loans	$1,931	$1,840
Investments	268	224
Deposits in other banks and federal funds sold	7	8

TOTAL INTEREST INCOME	2,206	2,072

INTEREST EXPENSE
Deposit accounts	635	674
Borrowed funds	178	104

TOTAL INTEREST EXPENSE	813	778

NET INTEREST INCOME	1,393	1,294

PROVISION FOR LOAN LOSSES	—	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,393	1,144

NON-INTEREST INCOME	259	245

NON-INTEREST EXPENSES
Personnel costs	612	440
Occupancy	242	90
Other	312	332

TOTAL NON-INTEREST EXPENSES	1,166	862

INCOME BEFORE INCOME TAXES	486	527

PROVISION FOR INCOME TAXES	176	197

NET INCOME	$310	$330

NET INCOME PER SHARE
Basic	$0.18	$0.20
Diluted	0.18	0.19

CASH DIVIDEND PER SHARE	$0.155	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,706,033	1,649,068
Effect of outstanding stock options	18,222	57,734

Assuming dilution	1,724,255	1,706,802

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Par value of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity

	Shares of common stock
	Issued	In treasury
		(In thousands, except share and per share data)
Balance at June 30, 2004	1,811,784	412,833	$22	$21,982	$(1,058)	$11,162	$(723)	$(5,334)	$26,051

Comprehensive income:
Net income	—	—	—	—	—	310	—	—	310
Unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	540	—	540

Total comprehensive income									850

Exercise of stock options	3,000	(3,000)	—	—	—	—	—	—	—
Shares issued for cash option exercise	—	—	—	(6)	—	—	—	38	32
RRP shares earned	—	—	—	24	—	—	—	—	24
Release of ESOP shares	—	—	—	—	48	—	—	—	48
Cash dividends paid ($.155 per share)	—	—	—	—	—	(263)	—	—	(263)

Balance at September 30, 2004	1,814,784	409,833	$22	$22,000	$(1,010)	$11,209	$(183)	$(5,296)	$26,742

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$310	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	99
Gain on sale of foreclosed real estate	(4)	—
Provision for loan losses	—	150
Release of ESOP shares	48	41
Amortization of stock awards under recognition and retention plan	24	4
Treasury stock issued as compensation	—	34
(Increase) decrease in loans held for sale	470	(8)
Change in assets and liabilities:
Increase in accrued interest receivable	(69)	(24)
Increase (decrease) in accrued interest payable	21	(4)
(Increase) decrease in other assets	316	(33)
Increase in other liabilities	120	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,386	589

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale investment securities	(2,000)	(14,112)
Proceeds from maturities of held-to-maturity investments	3,231	1,681
Net increase in loans	(6,130)	(4,349)
Purchase of Federal Home Loan Bank stock	(100)	(299)
Purchases of property and equipment	(55)	(475)
Proceeds from sale of foreclosed real estate	77	—

NET CASH USED BY INVESTING ACTIVITIES	(4,977)	(17,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	3,619	(52)
Proceeds from FHLB advances	2,000	10,000
Increase in advances from borrowers	71	69
Cash dividends paid	(263)	(221)
Exercise of stock options	32	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,459	9,796

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,868	(7,169)

CASH AND CASH EQUIVALENTS, BEGINNING	3,879	8,912

CASH AND CASH EQUIVALENTS, ENDING	$5,747	$1,743

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information presented in this document is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

	Three Months Ended September 30,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$310	$330
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(41)

Pro forma	$310	$289

Basic net income per share:
As reported	$0.18	$0.20
Proforma	0.18	0.18

Diluted net income per share:
As reported	$0.18	$0.19
Pro forma	0.18	0.17

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Net income	$310	$330

Other comprehensive income
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	540	(4)

Total comprehensive income	$850	$326

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

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

Total assets increased by $6.5 million during the quarter ended September 30, 2004, from $156.4 million at June 30, 2004, to $162.9 million at September 30, 2004. The Company’s growth during the period was primarily a result of loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $663,000, to $29.8 million, during the three months ended September 30, 2004, representing 18.3% of total assets at that date as compared with 19.5% of total assets at June 30, 2004.

Net loans receivable grew by $6.2 million from $114.2 million at June 30, 2004, to $120.4 million at September 30, 2004, primarily due to the growth in commercial real estate loans. Funding for this loan growth was provided by deposit growth and additional FHLB advances.

The total balance of customer deposits grew by $3.6 million during the three month period ended September 30, 2004. This growth resulted from our additional office location and an expanded marketing program.

Total stockholders’ equity was $26.1 million at June 30, 2004, as compared with $26.7 million at September 30, 2004, an increase of $691,000 resulting from increases in value of available for sale securities as well as retention of net income. At September 30, 2004, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

Net Income. Net income for the quarter ended September 30, 2004, was $310,000, a decrease of $20,000 from net income of $330,000 for the quarter ended September 30, 2003. On a per share basis, net income for the current quarter was $.18 per diluted share as compared with $.19 per diluted for the third quarter of the last fiscal year. The primary reasons for the decrease in income were costs associated with growth and the opening of an additional office.

Net Interest Income. Net interest income for the quarter ended September 30, 2004, was $1.4 million as compared with $1.3 million during the quarter ended September 30, 2003. Average interest bearing liabilities increased $14.4 million compared with the quarter ended September 30, 2003, while average interest earning assets increased $8.8 million. The change in net interest income was largely attributable to lower interest rates on deposits this quarter compared to the 2003 quarter. For the quarter ended September 30, 2004, the Company’s interest rate spread was 3.63% compared to 3.33% for the quarter ended September 30, 2003.

Provision for Loan Losses. There was no provision for loan losses made in the current quarter, compared with the $150,000 provision made in the quarter ended September 30, 2003. There were net loan charge-offs of $27,000 during the current quarter as compared to $155,000 during the quarter ended September 30, 2003. At September 30, 2004, nonaccrual loans aggregated $1.7 million compared with $3.1 million for the same quarter last year while allowance for loan losses stood at $1.5 million at September 30, 2004 compared to $1.4 million at September 30, 2003.

Non-Interest Income. Non-interest income decreased by $3,000, from $245,000 for the three months ended September 30, 2003 to $242,000 for the three months ended September 30, 2004. This decrease resulted principally from decreases in loan origination fees.

Non-Interest Expenses. Non-interest expenses increased from $862,000 for the three months ended September 30, 2003 to $1.2 million for the current quarter, an increase of $304,000. This increase resulted primarily from increase personnel costs and occupancy costs associated with growth and the opening of an additional office.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.2% and 37.4% for the quarters ended September 30, 2004 and 2003, respectively.

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

	September 30, 2004	June 30, 2004	September 30, 2003
	(Dollars in thousands)
Nonaccrual loans	$1,652	$2,155	$3,103
Restructured loans	—	—	—

Total nonperforming loans	1,652	2,155	3,103

Real estate owned	437	510	99

Total nonperforming assets	$2,089	$2,665	$3,202

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,505	1,532	1,411
Nonperforming loans to period-end loans	1.74%	1.86%	2.73%
Allowance for loan losses to period-end loans	1.23%	1.32%	1.22%
Allowance for loan losses to nonperforming loans	72.04%	71.09%	45.47%
Nonperforming assets to total assets	1.28%	1.70%	2.09%

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

Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all past due principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Real estate owned consists of foreclosed, repossessed and idled properties.

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

Liquidity and Capital Resources

During the quarter ended September 30, 2004, the Company paid cash dividends of $0.155 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of September 30, 2004, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $33.0 million, which represents 29.4% of deposits. At that date, outstanding loan commitments were $3.8 million, the undisbursed portion of construction loans was $1.8 million and undrawn lines of credit totaled $4.0 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At September 30, 2004, Sentry exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. Significant sources of the Company’s funds are dividends received from the Bank. In fiscal 2004, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover Great Pee Dee’s cash requirements.

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

GREAT PEE DEE BANCORP, INC.
Date: November 12, 2004	By:	/s/ Herbert W. Watts
Herbert W. Watts
Chief Executive Officer

Date: November 12, 2004	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer