Form 10QSB
period 2004-12-31
GREAT PEE DEE BANCORP INC
filed 2005-02-14
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of January 31, 2005, 1,815,136 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2004 (Unaudited)	June 30, 2004*
	(In thousands, except share and per share data)
ASSETS

Cash on hand and in banks	$1,877	$1,217
Interest-earning balances in other banks	351	657
Federal funds sold	—	2,005
Investment securities available for sale, at fair value	28,523	27,847

Loans receivable	131,991	115,824
Allowance for loan losses	(1,430)	(1,532)

Loans receivable, net	130,561	114,292

Loans held for sale	1,236	1,311
Accrued interest receivable	708	578
Restricted stock, at cost	1,423	1,124
Premises and equipment, net	4,207	4,276
Real estate acquired in settlement of loans	220	510
Intangible assets	956	1,048
Other assets	1,758	1,490

TOTAL ASSETS	$171,820	$156,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$120,956	$108,945
Advances from Federal Home Loan Bank	23,000	21,000
Accrued interest payable	135	91
Advance payments by borrowers for property taxes and insurance	10	117
Accrued expenses and other liabilities	924	151

TOTAL LIABILITIES	145,025	130,304

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	22,024	21,982
Unearned compensation	(961)	(1,058)
Retained earnings, substantially restricted	11,239	11,162
Accumulated other comprehensive loss	(234)	(723)

	32,090	31,385

Common stock in treasury, at cost (409,833 and 412,833 shares, respectively)	(5,295)	(5,334)

TOTAL STOCKHOLDERS’ EQUITY	26,795	26,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,820	$156,355

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Loans	$1,761	$1,832	$3,761	$3,671
Investments	259	278	527	503
Deposits in other banks and federal funds sold	21	4	28	12

TOTAL INTEREST INCOME	2,041	2,114	4,316	4,186

INTEREST EXPENSE
Deposit accounts	714	640	1,349	1,314
Borrowed funds	125	156	303	260

TOTAL INTEREST EXPENSE	839	796	1,652	1,574

NET INTEREST INCOME	1,202	1,318	2,664	2,612

PROVISION FOR LOAN LOSSES	24	150	24	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,178	1,168	2,640	2,312

NON-INTEREST INCOME	478	240	668	485

NON-INTEREST EXPENSES
Personnel costs	571	484	1,183	924
Occupancy	143	81	308	171
Other	469	367	858	699

TOTAL NON-INTEREST EXPENSES	1,183	932	2,349	1,794

INCOME BEFORE INCOME TAXES	473	476	959	1,003

PROVISION FOR INCOME TAXES	169	175	345	372

NET INCOME	$304	$301	$614	$631

NET INCOME PER SHARE
Basic	$.18	$.18	$.36	$.38
Diluted	.18	.18	.36	.37

CASH DIVIDEND PER SHARE	$.16	$.155	$.315	$.295

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,712	1,663	1,708	1,656
Effect of outstanding stock options	16	54	17	55

Assuming dilution	1,728	1,717	1,725	1,711

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
			(In thousands, except share and per share data)
Balance at June 30, 2004	2,224,617	412,833	$22	$21,982	$(1,058)	$11,162	$(723)	$(5,334)	$26,051

Comprehensive income:
Net income	—	—	—	—	—	614	—	—	614
Unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	489	—	489

Total comprehensive income									1,103

Exercise of stock options	—	(3,000)	—	—	—	—	—	—	—
Shares issued for cash option exercise	—	—	—	(6)	—	—	—	39	33
RRP shares earned	—	—	—	—	34	—	—	—	34
Release of ESOP shares	—	—	—	—	63	—	—	—	63
Excess value ESOP shares	—	—	—	48	—	—	—	—	48
Cash dividends paid ($.315 per share)	—	—	—	—	—	(537)	—	—	(537)

Balance at December 31, 2004	2,224,617	409,833	$22	$22,024	$(961)	$11,239	$(234)	$(5,295)	$26,795

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$614	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299	217
Gain on sale of foreclosed real estate	(87)	—
Provision for loan losses	24	300
Release of ESOP shares	111	93
Amortization of stock awards under recognition and retention plan	34	8
Treasury stock issued as compensation	—	40
(Increase) decrease in loans held for sale	74	1,374
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(130)	80
Increase (decrease) in accrued interest payable	44	(14)
Increase in other assets	(541)	(226)
Increase (decrease) in other liabilities	773	(85)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,215	2,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(4,000)	(15,537)
Proceeds from maturities of held-to-maturity investments	—	1,681
Proceeds from maturities of available-for-sale investments	4,041	2,982
Net increase in loans	(16,504)	(6,583)
Purchase of Federal Home Loan Bank stock	(299)	(399)
Purchases of property and equipment	(91)	(1,262)
Proceeds from sale of foreclosed real estate	587	—

NET CASH USED BY INVESTING ACTIVITIES	(16,266)	(19,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	12,011	(1,459)
Proceeds from FHLB advances	2,000	15,000
Increase (decrease) in advances from borrowers	(107)	(27)
Purchase of treasury stock	—	(49)
Cash dividends paid	(537)	(486)
Exercise of stock options	33	79

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,400	13,058

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,651)	(3,642)

CASH AND CASH EQUIVALENTS, BEGINNING	3,879	8,912

CASH AND CASH EQUIVALENTS, ENDING	$2,228	$5,270

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three and six-month periods ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 Annual Report on Form 10-KSB for the year ended June 30, 2004. This quarterly report should be read in conjunction with such annual report.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$304	$301	$614	$631
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(2)	—	(26)

Pro forma	$304	$299	$614	$605

Basic net income per share:
As reported	$0.18	$0.18	$0.36	$0.38
Pro forma	0.18	0.18	0.36	0.37

Diluted net income per share:
As reported	$0.18	$0.18	$0.36	$0.37
Pro forma	0.18	0.17	0.36	0.35

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(In thousands)
Net income	$304	$301	$614	$631
Other comprehensive income Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(51)	26	489	22

Total comprehensive income	$253	$327	$1,103	$653

NOTE E- NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for stock-Based Compensation (SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of the Statement are effective for the first interim reporting period that begins after June 15, 2005 (December 15, 2005 for small business filers.) Accordingly, we will adopt SFAS NO. 123 (R) commencing with the quarter ending March 31, 2006. At this time we do not expect the adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

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

Comparison of Financial Condition at

December 31, 2004 and June 30, 2004

Total assets increased by $15.5 million during the six months ended December 31, 2004, from $156.4 million at June 30, 2004, to $171.8 million at December 31, 2004. The Company’s growth during the period was a result of loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $1.6 million, to $28.9 million, during the six months ended December 31, 2004, representing 16.8% of total assets at that date as compared with 19.5% of total assets at June 30, 2004.

Net loans receivable grew by $16.3 million from $114.3 million at June 30, 2004, to $130.6 million at December 31, 2004, primarily due to the growth in commercial real estate loans. Funding for this loan growth was provided by deposit growth and additional FHLB advances.

The total balance of customer deposits grew by $12 million during the six-month period ended December 31, 2004. This growth resulted from our additional office location and an expanded marketing program.

Total stockholders’ equity was $26.1 million at June 30, 2004, as compared with $26.8 million at December 31, 2004, an increase of $744,000 resulting from increases in market value of available for sale securities as well as retention of net income net of dividends declared. At December 31, 2004, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the

Three Months Ended December 31, 2004 and 2003

Net Income. Net income for the quarter ended December 31, 2004, was $304,000, an increase of $3,000 from net income of $301,000 for the quarter ended December 31, 2003. On a per share basis, net income for the current quarter was $.18 per diluted share as compared with $.18 per diluted for the second quarter of the last fiscal year.

Net Interest Income. Net interest income for the quarter ended December 31, 2004, was $1.2 million as compared with $1.3 million during the quarter ended December 31, 2003. Average interest bearing liabilities increased $17.9 million compared with the quarter ended December 31, 2003, while average interest earning assets increased $10.1 million. The relatively small change in net interest income was due to a combination of lower interest rates and larger increases in average interest bearing liabilities than average interest earning assets.

Provision for Loan Losses. The provision for loan losses totaled $24,000 in the current quarter, compared with $150,000 made in the quarter ended December 31, 2003. There were net loan charge-offs of $99,000 during the current quarter as compared to $47,000 during the quarter ended December 31, 2003. A decrease in non-performing loans resulted in our reducing the provision in accordance with our allowance for loan loss model. At December 31, 2004, nonaccrual loans aggregated $1.6 million compared with $2.4 million for the same quarter last year while allowance for loan losses stood at $1.4 million at December 31, 2004 compared to $1.1 million at December 31, 2003. This increase in the allowance reflects the increase in total loans over the past twelve months.

Non-Interest Income. Non-interest income increased by $238,000, from $240,000 for the three months ended December 31, 2003 to $473,000 for the three months ended December 31, 2004. This increase was attributable to income received on the sale of real estate acquired in settlement of loans, as well as increases in secondary market loan sales and investment services income.

Non-Interest Expenses. Non-interest expenses increased from $932,000 for the three months ended December 31, 2003 to $1.2 million for the current quarter, an increase of $250,000. This increase resulted primarily from increased personnel costs and occupancy costs associated with opening an additional office, as well as increases in other growth-related expenses such as maintenance agreements and office supplies.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.9% and 36.8% for the quarters ended December 31, 2004 and 2003, respectively.

Comparison of Results of Operations for the

Six Months Ended December 31, 2004 and 2003

Net Income. Net income for the six months ended December 31, 2004 was $614,000, a decrease of $17,000 from net income of $631,000 for the six months ended December 31, 2003. On a per share basis, net income for the current six months was $.36 per diluted share as compared with $.37 per diluted for the same period of the last fiscal year. The primary reasons for the decrease in income were costs associated with growth and the opening of an additional office.

Net Interest Income. Net interest income was $2.6 million for the six months ended December 31, 2004 and December 31, 2003. This stable interest income was largely attributable to a combination of lower interest rates as well as larger increases in average interest bearing liabilities than in average interest earning assets.

Provision for Loan Losses. The provision for loan losses in the current six months was $24,000, compared with $300,000 for the six months ended December 31, 2003. There were net loan charge-offs of $126,000 during the current six months compared to $202,000 during the six months ended December 31, 2003. The decrease in non-performing loans resulting in our reducing our provision in accordance with our allowance for loan loss model. At December 31 2004, nonaccrual loans aggregated $1.6 million compared with $2.4 million for the same period last year, while allowance for loan losses stood at $1.4 million at December 31, 2004, compared to $1.1 million at December 31, 2003. This increase in the allowance reflects loan growth over the past twelve months.

Non-Interest Income. Non-interest income increased by $183,000 from $485,000 for the six months ended December 31, 2003 to $668,000 for the three months ended December 31, 2004. This increase resulted principally from income received on the sale of real estate acquired in settlement of loans, as well as increases in secondary market loan sales and investment services income.

Non-Interest Expenses. Non-interest expenses increased from $1.8 for the six months ended December 31, 2003 to $2.3 million for the current six months, an increase of $555,000. This increase resulted primarily from increased personnel costs and occupancy costs associated with opening an additional office as well as increases in maintenance, supply, and other costs associated with growth.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.0% and 37.1% for the six months ended December 31, 2004 and 2003, respectively.

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

	December 31, 2004	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$1,590	$2,155	$2,419
Restructured loans	—	—	—

Total nonperforming loans	1,590	2,155	2,419

Real estate and other assets owned	220	510	253

Total nonperforming assets	$1,810	$2,665	$2,672

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,430	1,532	1,154
Nonperforming loans to period-end loans	1.20%	1.86%	2.09%
Allowance for loan losses to period-end loans	1.08%	1.32%	1.31%
Allowance for loan losses to nonperforming loans	89.94%	71.09%	62.58%
Nonperforming assets to total assets	1.05%	1.70%	1.70%

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

Liquidity and Capital Resources

During the quarter ended December 31, 2004, the Company paid cash dividends of $0.16 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of December 31, 2004, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $30.8 million, which represents 25.4% of deposits. At that date, outstanding loan commitments were $17.9 million. The undisbursed portion of construction loans was $12.0 million and undrawn lines of credit totaled $4.0 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At December 31, 2004, Sentry exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. Significant sources of the Company’s funds are dividends received from the Bank. In fiscal 2005, the amount of dividends that can be paid by the Bank without prior approval from regulators is an amount that should be adequate to cover the Company’s cash requirements.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on October 14, 2004. Of the 1,811,784 shares entitled to vote at the meeting, 1,536,639 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect three members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2006. Votes for each nominee were as follows:

Name	For	Withheld
Henry P. Duvall, IV	1,508,762	27,877
John S. Long	1,505,681	30,958
Robert M. Bennett, Jr.	1,505,818	30,821

The following directors continued in office after the meeting: Herbert W. Watts, James C. Crawford, III, Cornelius B. Young, H. Malloy Evans, Jr., and William R. Butler.

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as the Bank’s independent accountants for the year ending June 30, 2005.

For	Against	Abstain
1,536,022	100	517

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: February 11, 2005	By:	/s/ Herbert W. Watts
Herbert W. Watts
Chief Executive Officer

Date: February 11, 2005	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer