Form 10QSB
period 2005-03-31
GREAT PEE DEE BANCORP INC
filed 2005-05-16
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

(Address of principal executive office)

(843) 537-7656

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 28, 2005, 1,797,813 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Part l. Financial Information

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2005 (Unaudited)	June 30, 2004*
	(In thousands, except share and per share data)
ASSETS

Cash on hand and in banks	$2,584	$1,217
Interest-earning balances in other banks	648	657
Federal funds sold	9,902	2,005
Investment securities available for sale, at fair value	27,302	27,847

Loans receivable	143,432	115,824
Allowance for loan losses	(1,472)	(1,532)

Loans receivable, net	141,960	114,292

Loans held for sale	151	1,311
Accrued interest receivable	806	578
Restricted stock, at cost	1,652	1,124
Premises and equipment, net	4,140	4,276
Real estate acquired in settlement of loans	188	510
Intangible asset	910	1,048
Other assets	1,789	1,490

TOTAL ASSETS	$192,032	$156,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$136,731	$108,945
Advances from Federal Home Loan Bank	28,000	21,000
Accrued interest payable	166	91
Advance payments by borrowers for property taxes and insurance	102	117
Accrued expenses and other liabilities	992	151

TOTAL LIABILITIES	165,991	130,304

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid in capital	21,948	21,982
Unearned compensation	(917)	(1,058)
Retained earnings, substantially restricted	11,252	11,162
Accumulated other comprehensive loss	(495)	(723)

	31,810	31,385

Common stock in treasury, at cost (426,804 and 412,833 shares, respectively)	(5,769)	(5,334)

TOTAL STOCKHOLDERS’ EQUITY	26,041	26,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,032	$156,355

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Loans	$2,235	$1,797	$6,102	$5,468
Investments	274	294	801	797
Deposits in other banks and federal funds sold	22	6	50	18

TOTAL INTEREST INCOME	2,531	2,097	6,953	6,283

INTEREST EXPENSE
Deposit accounts	820	608	2,169	1,922
Borrowed funds	247	170	550	430

TOTAL INTEREST EXPENSE	1,067	778	2,719	2,352

NET INTEREST INCOME	1,464	1,319	4,234	3,931

PROVISION FOR LOAN LOSSES	32	75	56	375

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,432	1,244	4,178	3,556

NON-INTEREST INCOME	220	355	782	840

NON-INTEREST EXPENSES
Personnel costs	684	598	1,867	1,522
Occupancy	103	116	411	287
Other	417	387	1,275	1,086

TOTAL NON-INTEREST EXPENSES	1,204	1,101	3,553	2,895

INCOME BEFORE INCOME TAXES	448	498	1,407	1,501

PROVISION FOR INCOME TAXES	161	173	506	545

NET INCOME	$287	$325	$901	$956

NET INCOME PER SHARE
Basic	$.17	$.19	$.53	$.57
Diluted	.17	.19	.52	.56

CASH DIVIDEND PER SHARE	$.16	$.155	$.48	$.450

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,716	1,682	1,715	1,665
Effect of outstanding stock options	16	31	18	40

Assuming dilution	1,732	1,713	1,733	1,705

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated Other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
	(In thousands, except share and per share data)

Balance at June 30, 2004	2,224,617	412,833	$22	$21,982	$(1,058)	$11,162	$(723)	$(5,334)	$26,051
Comprehensive income:
Net income	—	—	—	—	—	901	—	—	901
Unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	—	228	—	228

Total comprehensive income									1,129

Purchase of treasury shares	—	37,064	—	—	—	—	—	(574)	(574)
Exercise of stock options	—	(23,093)	—	(106)	—	—	—	139	33
RRP shares earned	—	—	—	—	47	—	—	—	47
Release of ESOP shares	—	—	—	72	94	—	—	—	166
Cash dividends declared ($.48 per share)		—	—	—	—	(811)	—	—	(811)

Balance at March 31, 2005	2,224,617	(426,804)	$22	$21,948	$(917)	$11,252	$(495)	$(5,769)	$26,041

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$901	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452	391
Gain on sale of securities	—	(163)
Gain on sale of foreclosed real estate	(89)	(22)
Provision for loan losses	56	375
Release of ESOP shares	166	129
Amortization of stock awards under recognition and retention plan	47	12
Treasury stock issued as compensation	—	41
Decrease in loans held for sale	1,160	264
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(228)	190
Increase (decrease) in accrued interest payable	75	(6)
Increase in other assets	(443)	(15)
Increase in other liabilities	841	58

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,938	2,210

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(4,000)	(25,737)
Proceeds from maturities of held-to-maturity investments	—	17,007
Proceeds from maturities of available-for-sale investments	4,844	—
Net increase in loans	(27,944)	(7,779)
Purchase of restricted stock	(528)	(558)
Purchases of property and equipment	(105)	(1,920)
Proceeds from sale of foreclosed real estate	631	132

NET CASH USED BY INVESTING ACTIVITIES	(27,102)	(18,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	27,786	155
Proceeds from FHLB advances	7,000	13,000
Decrease in advances from borrowers	(15)	(29)
Purchase of treasury stock	(574)	—
Cash dividends paid	(811)	(764)
Exercise of stock options	33	15

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,419	12,377

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,255	(4,268)

CASH AND CASH EQUIVALENTS, BEGINNING	3,879	8,912

CASH AND CASH EQUIVALENTS, ENDING	$13,134	$4,644

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three and nine- month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$287	$325	$901	$956
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22)	(2)	(22)	(28)

Pro forma	$265	$323	$879	$928

Basic net income per share:
As reported	$.17	$.19	$.53	$.57
Pro forma	.15	.19	.51	.56

Diluted net income per share:
As reported	$.17	$.19	$.52	$.56
Pro forma	.15	.19	.51	.54

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net income	$287	$325	$901	$956

Other comprehensive income:
Reclassification adjustment, net of tax	—	(104)	—	(104)
Net increase (decrease) in the fair value of investment securities available for sale, net of tax	(261)	107	228	129

Total comprehensive income	$26	$328	$1,129	$981

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of the Statement are effective for the Company for fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123 (R) commencing with the fiscal year beginning July 1, 2006. At this time we do not expect the adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

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

Comparison of Financial Condition at

March 31, 2005 and June 30, 2004

Total assets increased by $35.6 million during the nine months ended March 31, 2005, from $156.4 million at June 30, 2004, to $192.0 million at March 31, 2005. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities increased by $8.7 million, to $40.4 million, during the nine months ended March 31, 2005, representing 21.1% of total assets at that date as compared with $31.7 million or 20.3% of total assets at June 30, 2004.

Net loans receivable grew by $27.7 million from $114.3 million at June 30, 2004, to $142.0 million at March 31, 2005, primarily due to the growth in commercial real estate loans. Of this growth in loans, $14 million was the result of entering into participation agreements with other financial institutions. Funding for this loan growth was provided by deposit growth and additional FHLB advances.

The total balance of customer deposits grew by $27.8 million during the nine-month period ended March 31, 2005. This growth resulted from our additional office location, an expanded marketing program, and brokered CD transactions. Brokered CD transactions amounted to $15.9 million during this period.

Total stockholders’ equity was $26.1 million at June 30, 2004, as compared with $26.0 million at March 31, 2005, a decrease of $100,000. Net income and gains in the market value of available for sale securities were offset by a stock repurchase as well as cash dividends paid. At March 31, 2005, the Bank continued to significantly exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the

Three Months Ended March 31, 2005 and 2004

Net Income. Net income for the quarter ended March 31, 2005 was $287,000, a decrease of $38,000 from net income of $325,000 for the quarter ended March 31, 2004. On a per share basis, net income for the current quarter was $.17 per diluted share as compared with $.19 per diluted share for the third quarter of the last fiscal year. The decrease in net income was a result of an increase in non-interest expense and a decrease in non-interest income that were partially offset by the increase in net interest income and decrease in the provision for loan losses.

Net Interest Income. Net interest income for the quarter ended March 31, 2005, was $1.5 million as compared with $1.3 million during the quarter ended March 31, 2004. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year. The change in market interest rates had a minimal impact on our net interest spread and net interest income.

Provision for Loan Losses. The provision for loan losses totaled $32,000 in the current quarter, compared with $75,000 in the quarter ended March 31, 2004. Growth in loans receivable during the quarter ended March 31, 2005 of $11.4 million along with the decrease in non-performing loans from March 31, 2004 to 2005, reduced the necessary amount of allowance for loan losses when the changes were analyzed in our allowance for loan loss model (see Quantitative Analysis of Allowance for Loan Losses and Qualitative Analysis of Allowance for Loan Losses). The decline of non-performing loans supports an increase in our credit quality. The table under “Nonperforming Assets” outlines the decline of our nonperforming loans. The net recoveries in the quarter ended March 31, 2005 of $10,000 compared to the net charge-offs for the quarter ended March 31, 2004 of $39,000 also reduced the need for additional provision for loan losses. The following table provides an analysis for loan losses for the quarters ended March 31, 2005 and 2004, respectively.

Quantitative Analysis of Allowance for Loan Losses (dollars in thousands)

	For the three months ended March 31,
	2005	2004
Balance at the beginning of the period	$1,430	$1,514

Charge-offs:
Real estate mortgage	—	(53)
Installment loans to individuals	(16)	(14)

	(16)	(67)

Recoveries:
Real estate mortgage	13	28
Installment loans to individuals	13	—

	26	28

Net (charge-offs) recoveries	10	(39)

Provision for loan losses	32	75

Balance at end of period	$1,472	$1,550

Ratio of net charge-offs during the period to average loans outstanding during the period	—	.03%

Non-Interest Income. Non-interest income decreased by $135,000, from $355,000 for the three months ended March 31, 2004 to $220,000 for the three months ended March 31, 2005. In the quarter ended March 31, 2004, gains of $163,000 were recognized from sales of investment securities. No gains or losses on sales of investment securities were recognized for the quarter ended March 31, 2005. When the non-recurring gain on sale of investment securities is removed from non-interest income for the quarter ended March 31, 2004, recurring non-interest income increased by $28,000. This increase is due primarily to a decrease in income from sale of loans in the secondary market offset by an increase in fee income earned from providing investment services.

Non-Interest Expenses. Non-interest expenses increased to $1.2 million for the three-months period ended March 31, 2005 from $1.1 million for the three months ended March 31, 2004, a change of $100,000. This increase resulted primarily from increased personnel costs associated with opening an additional office in February of 2004, as well as increases in other growth-related expenses such as maintenance agreements, office supplies and other expenses associated with servicing an increased volume of loan and deposit accounts.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 35.9% and 34.7% for the quarters ended March 31, 2005 and 2004, respectively.

Comparison of Results of Operations for the

Nine Months Ended March 31, 2005 and 2004

Net Income. Net income for the nine months ended March 31, 2005 was $901,000, a decrease of $55,000 from net income of $956,000 for the nine months ended March 31, 2004. On a per share basis, net income for the current nine months was $.52 per diluted share as compared with $.56 per diluted share for the same period of the last fiscal year. The decrease in net income was a result of the increase in non-interest expense and a decrease in non-interest income offset by an increase in net interest income and decrease in the provision for loan losses.

Net Interest Income. Net interest income was $4.2 million for the nine months ended March 31, 2005 and $3.9 million for the nine-months ended March 31, 2004, respectively. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year. The change in market interest rates had a minimal impact on our net interest spread and net interest income.

Provision for Loan Losses. The provision for loan losses in the current nine months was $56,000, compared with $375,000 for the nine months ended March 31, 2004. Growth in loans receivable during the nine-months ended March 31, 2005 of $27.7 million along with the decrease in non-performing loans from March 31, 2004 to 2005 of $1.3 million, reduced the necessary amount of allowance for loan losses when the changes were analyzed in our allowance for loan loss model (See Quantitative Analysis of Allowance for Loan Losses and Qualitative Analysis of Allowance for Loan Losses). The decline of non-performing loans supports an increase in our credit quality. The table under “NonperformingAssets” outlines the decline of our nonperforming loans. The net charge-offs for the nine-months ended March 31, 2005 were $116,000 compared to the net charge-offs for the quarter ended March 31, 2004 of $286,000. The following table provides an analysis for loan losses for the nine-months ended March 31, 2005 and 2004, respectively.

Quantitative Analysis of Allowance for Loan Losses (dollars in thousands)

	For the nine months ended March 31,
	2005	2004
Balance at the beginning of the period	$1,532	$1,416

Charge-offs:
Real estate mortgage	(44)	(205)
Installment loans to individuals	(109)	(64)

	(153)	(269)

Recoveries:
Real estate mortgage	22	28
Installment loans to individuals	15	—

	37	28

Net (charge-offs) recoveries	(116)	(286)

Provision for loan losses	56	375

Balance at end of period	$1,472	$1,550

Ratio of net charge-offs during the period to average loans outstanding during the period	.09%	.25%

Non-Interest Income. Non-interest income decreased by $58,000 from $840,000 for the nine months ended March 31, 2004 to $782,000 for the nine months ended March 31, 2005. In the nine-months ended March 31, 2004, gains of $163,000 were recognized from sales of investment securities. No gains or losses on sales of investment securities were recognized for the nine-months ended March 31, 2005. When the non-recurring gain on sale of investment securities is removed from non-interest income for the nine-months ended March 31, 2004, recurring non-interest income increased by $105,000. This increase is due primarily to a decrease in income from sale of loans in the secondary market offset by an increase in fee income earned from providing investment services.

Non-Interest Expenses. Non-interest expenses increased from $2.9 million for the nine months ended March 31, 2004 to $3.5 million for the current nine months, an increase of $569,000. This increase resulted primarily from increased personnel costs and occupancy costs associated with opening an additional office in February of 2004, as well as increases in other growth-related expenses such as maintenance agreements, office supplies and other expenses associated with servicing an increased volume of loan and deposit accounts.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 36.0% and 36.3% for the nine months ended March 31, 2005 and 2004, respectively.

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

	March 31, 2005	June 30, 2004	March 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$1,062	$2,155	$2,397
Restructured loans	—	—	—

Total nonperforming loans	1,062	2,155	2,397

Real estate and other assets owned	188	510	189

Total nonperforming assets	$1,250	$2,665	$2,586

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,472	1,532	1,550
Nonperforming loans to period-end loans	.74%	1.86%	2.06%
Allowance for loan losses to period-end loans	1.03%	1.32%	1.33%
Allowance for loan losses to nonperforming loans	138.61%	71.09%	64.66%
Nonperforming assets to total assets	.65%	1.70%	1.65%

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

Qualitative Analysis of Allowance for Loan Losses

Due to the estimation process and the potential materiality of the amounts involved, the Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company’s consolidated financial statements. The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb losses inherent in the portfolio.

Management’s determination of the adequacy of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has two components. The first component involves the estimation of losses on loans defined as “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that the Company expects to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is to estimate losses for all loans not considered to be impaired loans. First, loans that have been risk graded by the Company as having more than “standard” risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry. Loans that are classified by the Company as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type. Non-performing loans typically have a higher risk grade and therefore are assigned a higher percentage of allowance for loan loss.

The reserve estimated for impaired loans is then added to the reserve estimated for all other loans. This becomes the Company’s “allocated allowance.” In addition to the allocated allowance derived from the model, management also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable loan losses. This additional amount, if any, is the Company’s “unallocated allowance.” The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded.

Although management uses the best information available to make evaluations, future adjustments may be necessary if economic, operational, or other conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on the examiners’ judgment about information available to them at the time of their examinations.

As part of its ongoing review of the asset quality, the Company revised its allowance for loan loss model in August of 2004 to better reflect the Company’s charge-off experience and the nature of its loan portfolio. This change resulted in a larger percentage of the allowance for loan loss reserve being included in the portion allocated to specific loan types and a smaller percentage in the unallocated portion. Also, it was determined that a smaller percentage of unallocated allowance for loan losses was necessary due to an improvement in the process assigning risks to specific loans and loan types.

The following table outlines the allocation of the allowance for loan losses for each reported period and reflects the result of the change in the allowance for loan loss model as discussed above.

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of March 31, 2005		As of June 30, 2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$125	8.5%	$19	1.2%
Real Estate - construction	44	3.0%	73	4.8%
Real Estate - mortgage	916	62.3%	932	60.8%
Installment loans to individuals	150	10.2%	176	11.5%
Other	29	1.9%	—	—
Unallocated	208	14.1%	332	21.7%

	$1,472	100.0%	$1,532	100.0%

Liquidity and Capital Resources

During the quarter ended March 31, 2005, the Company paid cash dividends of $0.16 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of March 31, 2005 liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $40.4 million, which represents 29.6% of deposits. At that date, outstanding loan commitments were $5.6 million. The undisbursed portion of construction loans was $10.4 million and undrawn lines of credit totaled $4.4 million. The brokered CD’s are not scheduled to mature within the next year. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At March 31, 2005, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of registered common stock by the Company:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1st through February 28th, 2005	37,064	$15.50	—	74,739

(1)	The repurchases of common stock for the quarter were not part of the publicly announced share repurchase program. The repurchases were a result of a specifically negotiated transaction.
(2)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% of shares of outstanding common stock at that time (168,600 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: May 13, 2005	By:	/s/ Herbert W. Watts
Herbert W. Watts
Chief Executive Officer

Date: May 13, 2005	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer