Form 10KSB
period 2005-06-30
GREAT PEE DEE BANCORP INC
filed 2005-09-28
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Issuer’s revenues for the fiscal year ended June 30, 2005 were $10.7 million.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 31, 2005 was approximately $24.6 million.

The number of shares outstanding of the Issuer’s Common Stock, the issuer’s only class of outstanding capital stock, as of June 30, 2005 was 1,801,510.

Documents Incorporated by Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I.	Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II.	Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2005 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

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

The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Bank. At June 30, 2005 the assets of the Company consisted of its ownership of the capital stock of the Bank, the loan to the ESOP, cash of $1.3 million, and investment securities with a carrying value of $467,000. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta. At June 30, 2005, the Company had consolidated total assets of $195.7 million, total deposits of $136.6 million, and stockholders’ equity of $26.3 million.

The Bank maintains offices in Cheraw and Florence, South Carolina. The Bank conducts its primary business in Chesterfield, Marlboro and Florence Counties, South Carolina. The Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by real estate located in its primary market area. The Bank also makes commercial loans, consumer loans and loans secured by deposit accounts. The Bank has been and intends to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves.

Lending Activities

The Bank has historically concentrated lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. The following table sets forth the composition of loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and deferred loan fees.

	At June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of loan:
Real estate loans:
One- to four-family residential	$68,488	44.4%	$62,720	54.9%
Commercial	43,528	28.2	23,898	20.9
Construction and land	20,619	13.4	7,331	6.4
Home improvement loans	8,670	5.6	8,197	7.2

Total real estate loans	141,305	83.3	102,146	85.7

Other loans:
Commercial	10,075	6.5	9,167	8.0
Consumer	4,292	2.8	4,444	3.9
Loans secured by deposits	232	0.2	238	0.2

Total other loans	14,599	9.5	13,849	12.1

Total loans	155,904	101.2	115,995	101.5

Less:
Allowance for losses	1,593	1.0	1,532	1.3
Deferred loan fees, net of costs	180	0.1	171	0.1

Total, net	$154,131	100.0%	$114,292	100.0%

The following table sets forth certain information at June 30, 2005, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Bank expects that prepayments will cause actual maturities to be shorter.

	At June 30, 2005
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(In Thousands)
Real estate loans:
Adjustable	$41,126	$12,197	$5,202	$271	$58,796
Fixed	8,191	8,585	13,033	52,701	82,510

Total real estate loans	49,317	20,782	18,235	52,972	141,306

Other loans	6,853	2,015	3,704	2,027	14,599

Total loans	$56,170	$22,797	$21,939	$54,999	155,905

Less:
Allowance for loan losses					1,593

Total					$154,312

As of June 30, 2005, the dollar amount of all real estate loans due after one year that have fixed interest rates was $74.3 million and the dollar amount of all loans due after one year that have adjustable interest rates was $17.7 million.

One to Four Family Residential Loans. The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the primary market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The Bank originates and retains fixed rate loans which provide for the payment of principal and interest for up to an 18-year period.

The Bank also offers adjustable-rate mortgage (“ARM”) loans. The interest rate on the Bank’s ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2005 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2005, approximately 52.2% of one- to four-family residential loans had adjustable rates of interest.

All of the one- to four-family residential mortgage loans that the Bank originate includes “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, the Bank occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

At June 30, 2005, approximately $68.5 million, or 43.9% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.0 million, or 0.7% of total real estate loans (which were comprised of 18 loans secured by one- to four-family properties), were included in non-performing assets as of that date.

Commercial Real Estate Loans. At June 30, 2005, $43.5 million, or 27.9% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Bank generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Bank also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the one-year Treasury bill with maximum loan-to-value ratios of 80%. At June 30, 2005, the largest commercial loan had a principal balance of $3.0 million and was secured by a hotel. On June 30, 2005, there were no commercial real estate loans included in nonperforming assets.

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

Construction Loans and Land. The Bank offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction, the loan can be converted into permanent financing. At June 30, 2005, $7.8 million, or 5% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $1.9 million on June 30, 2005 and was secured by a condominium development. None of our construction loans were included in non-performing assets on that date.

Construction loans generally match the term of the construction contract and are written with interest calculated on the amount disbursed under the loan. The maximum loan-to-value ratio for a construction loan is based upon the nature of the construction project. For example, a construction loan for a one- to four-family residence may be written with a maximum loan-to-value ratio of 95% with mortgage insurance. Inspections are made prior to any disbursement under a construction loan.

While providing the Bank with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and the bank taking the title to the project.

Home Improvement Loans. At June 30, 2005, home improvement loans totaled $8.7 million, or 5.6% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2005, no home improvement loans were included in non-performing assets.

Origination, Purchase and Sale of Loans. The Bank historically originated mortgage loans pursuant to its own underwriting standards, which did not conform with the standard criteria of Freddie Mac or Fannie Mae because the Bank did not require current property surveys in most cases. Recently, the Bank began originating mortgage loans that conform to the standard criteria of Freddie Mac and Fannie Mae, and thus can be sold in the secondary market after origination. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold is reduced by loan origination fees received from the borrower. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price (including investor yield requirements and servicing released premiums) and the carrying value of the related mortgage loans sold.

One- to four-family residential loan originations to be held in the Bank’s loan portfolio totaled $15.2 million during the year ended June 30, 2005, compared to $16.7 million during the year ended June 30, 2004. One-to four-family residential loans originated for sale in the secondary market aggregated $11.2 million and $18.3 million for the years ended June 30, 2005 and 2004, respectively. Mortgage loans held for sale were $1.1 million at June 30, 2005.

There were no purchases of loans during the fiscal years ended June 30, 2005 or 2004.

Non-performing Assets

The following table sets forth, at the dates indicated, information with respect to the Company’s non-accrual loans, restructured loans, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	At June 30,
	2005	2004
	(Dollars in thousands)
Non-accrual loans	$1,106	$2,155
Restructured loans	—	—

Total non-performing loans	1,106	2,155
Real estate owned	183	510

Total non-performing assets	$1,289	$2,665

Accruing loans past due 90 days or more	$—	$—
Allowance for loan losses	1,593	1,532
Non-performing loans to period end loans	0.71%	1.86%
Allowance for loan losses to period end loans	1.03%	1.32%
Allowance for loan losses to non-performing loans	144.03%	71.09%
Non-performing assets to total assets	0.66%	1.70%

The accrual of interest on loans is discontinued at the time the loan is 90 days past due or impaired unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status at an earlier date if collection of principal or interest is considered doubtful according to internal evaluation policies.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are also placed on non-accrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to interest and then to principal only after all past due interest has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income on non-accrual loans that would have been recorded for the years ended June 30, 2005 and 2004 had the loans been current was approximately $50,000 and $81,000, respectively. No such interest income on non-accrual loans was included in interest income for the fiscal years ended June 30, 2005 or 2004.

Analysis of Allowance for Loan Losses

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

The second component of the allowance model is to estimate losses for all loans not considered to be impaired loans. First, loans that have been risk graded by the Company as having more than “standard” risk but are not considered to be impaired are assigned estimated loss percentages generally accepted in the banking industry. These classifications are either doubtful, substandard, or special mention. Loans that are classified by the Company as having “standard” credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type.

The reserve estimated for impaired loans is then added to the reserve estimated for all other loans. This becomes the Company’s “allocated allowance.” In addition to the allocated allowance derived from the model, management also evaluates other data such as the ratio of the allowance for loan losses to total loans, net loan growth information, nonperforming asset levels and trends in such data. Based on this additional analysis, the Company may determine that an additional amount of allowance for loan losses is necessary to reserve for probable losses. This additional amount, if any, is the Company’s “unallocated allowance.” The sum of the allocated allowance and the unallocated allowance is compared to the actual allowance for loan losses recorded on the books of the Company and any adjustment necessary for the recorded allowance to equal the computed allowance is recorded as a provision for loan losses. The provision for loan losses is a direct charge to earnings in the period recorded.

As part of its ongoing review of the asset quality, the Company revised its allowance for loan loss model in August of 2004 to better reflect the Company’s experience, the nature of its loan portfolio and improvement in assigning risks to specific loans and loan types. This change resulted in a larger percentage of the allowance for loan loss reserve being included in the allocated portion and a smaller percentage in the unallocated portion.

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

The following table sets forth an allocation of the allowance for loan losses as of June 30, 2005 and 2004.

	At June 30,
	2005		2004
	Amount	Percent of loans In each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial, Financial & Agricultural	$125	6.46%	$118	7.90%
Real Estate - construction	59	5.03%	31	2.67%
Real Estate - mortgage	1,019	85.61%	875	85.39%
Installment loans to individuals	154	2.86%	167	3.67%
Other	33	0.04%	9	0.37%
Unallocated	203	N/A	332	N/A

	$1,593	100.00%	$1,532	100.00%

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years ended June 30, 2005 and 2004.

	At June 30,
	2005	2004
	(Dollars In Thousands)
Balance at beginning of period	$1,532	$1,416

Loans charged off:
Real estate	(49)	(205)
Other	(121)	(85)

Total loans charged-off	170	290

Recoveries:
Real estate	23	28
Other	16	3

Total recoveries	39	31

Net loans charged-off	(131)	(259)

Provision for loan losses	192	375

Balance at end of period	$1,593	$1,532

Ratio of net charge-offs to average loans outstanding during the period	0.10%	0.23%

Investments

The Company’s investment portfolio consists of U. S. government agency securities (which are backed by the full faith and credit of the U.S. Government), mortgage backed securities, municipal securities, and trust preferred securities. At June 30, 2005, approximately $28.8 million, or 14.7%, of total assets consisted of such investments.

The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At June 30,
	2005	2004
	(In Thousands)
Securities available for sale:
Trust preferred securities	$467	$466
U.S. government agency securities (backed by the full faith and credit of the U.S. Government)	10,201	6,197
Municipal securities	758	1,069
Mortgage-backed securities	17,353	20,115

Total securities available for sale	$28,779	$27,847

The following table provides costs, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at June 30, 2005:

	Amortized Cost	Fair Value	Book Yield
	(In Thousands)
Securities available for sale:
U.S. government agency securities (backed by the full faith and credit of the U.S. Government)
Due after one but within five years	$10,300	$10,201	3.56%

Trust preferred securities
Due after ten years	501	467	5.92%

Mortgage-backed securities available for sale:
Due after one but within five years	2,301	2,220	3.23%
Due after five but within ten years	6,852	6,675	3.51%
Due after ten years	8,691	8,458	4.00%

	17,844	17,353	3.71%

Municipal securities
Due after one but within five years	275	273	4.00%
Due after five but within ten years	473	485	3.64%

	748	758	3.78%

Total securities available for sale
Due after one but within five years	12,876	12,694	3.54%
Due after five but within ten years	7,325	7,160	3.55%
Due after ten years	9,192	8,925	4.00%

Total	$29,393	$28,779	3.69%

The book yield for tax-exempt securities included in the above table is not presented on tax-equivalent basis.

At June 30, 2005, none of the Bank’s investment securities were classified as held to maturity.

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and other borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Atlanta and federal funds purchased may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

Deposits. The Bank attracts deposits principally from within Chesterfield, Marlboro and Florence Counties through the offering of a selection of deposit instruments, including passbook accounts, checking accounts, money market accounts, fixed term certificates of deposit, individual retirement accounts and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Chesterfield, Marlboro and Florence Counties, and substantially all of the depositors are residents of these Counties, except that in 2005, the Bank obtained approximately $15.9 million in brokered certificates of deposits to augment our local deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate.

The following table sets forth our time deposits of $100,000 or more as of June 30, 2005.

At June 30, 2005
(In Thousands)
Maturity
Three months or less	$340
Three through six months	1,302
Six through twelve months	28,409
Greater than twelve months	23,912

Total	$53,963

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Bank believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2005, 68.4% of deposit accounts were certificate of deposit accounts, of which $54.3 million have maturities of one year or less.

Total deposits at June 30, 2005 were $136.6 million, compared to $108.9 million at June 30, 2004. The Bank’s deposit base is somewhat dependent upon the manufacturing sector of the Bank’s market area. Although the manufacturing sector in the Bank’s market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

Borrowings. The Bank had total short-term borrowings of $8,448,000 and $3,000,000 at June 30, 2005 and 2004 respectively. The borrowings consisted of advances from the Federal Home Loan Bank of Atlanta and federal funds purchased. The borrowings carried variable rates ranging from 3.28% to 3.47% at June 30, 2005 and a rate of 1.25% as of June 30, 2004.

The following table sets forth the maximum month-end balance, average balances and average interest rates for the Bank’s borrowings for the periods indicated.

	Year Ended June 30,
	2005	2004
Maximum Outstanding at any month end:
FHLB advances	$5,000,000	$3,000,000
Federal Funds purchased	3,448,000	—

Average Amount Outstanding:
FHLB advances	$4,500,000	$2,250,000
Federal Funds purchased	196,242	—

Average interest rates:
FHLB Advances	2.48%	1.19%
Federal Funds purchased	2.08%	—

Additional Risk Factors

In addition to factors discussed in the description of the business of the Company and Bank and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

The Bank’s ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 56.0% of our real estate loans have rates of interest which are fixed for the term of the loan (“fixed rate”), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Bank’s interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in the Bank having a “negative gap.” At June 30, 2005, our one year interest rate gap was negative 21.71%. As a result, our net interest income will be adversely affected by material and prolonged increases in interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2005, $93.5 million, or 68.4% of our total deposits were certificate of deposit accounts. $54.3 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Bank may experience a significant decrease in its deposit accounts.

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

Loans to One Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2005 the Bank was in compliance with its loans-to-one-borrower limitations.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, regulations permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank’s capital position, and requires approval procedures to be followed. At June 30, 2005, the Bank was in compliance with these regulations.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2005, the Bank met each of its capital requirements.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2005, the Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including savings banks like the Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

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

Section of 404 of the Sarbanes-Oxley Act is applicable to the Company under existing rules for the fiscal year ending June 30, 2008. Implementation is scheduled to begin during fiscal 2007 and is anticipated to have an impact on earnings.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 2. Properties

(a) The Company currently conducts its business through three full service banking offices. The following table sets forth the Company’s offices as of June 30, 2005:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
901 Chesterfield Highway
Cheraw, South Carolina 29520	Owned	2004	—

515 Market Street	Owned	1981	—
Cheraw, South Carolina 29520

452 Second Loop Road	Building Owned	2002	—
Florence, South Carolina 29504	Land Leased	2002	September 2017 with extensions options through 2041.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	None.

(b)	Not applicable.

(c)	Repurchases of registered common stock by the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of that May Shares that May Yet Be Purchased Under the Plans or Programs
April 2005	—	—	—	—
May 2005	205	$15.03	—	—
June 2005	15,000	$15.32	15,000	59,739	(1)

(1)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% of shares of outstanding common stock at that time (168,600 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in Great Pee Dee Bancorp, Inc.’s 2005 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Financial Statements

Information included in Great Pee Dee Bancorp, Inc.’s 2005 Annual Report to Shareholders is herein incorporated by reference.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 13. Exhibits

(a)	The following documents appear in sections of the Registrant’s 2005 Annual Report to Shareholders under the same caption, and are incorporated herein by reference. No other sections of the 2005 Annual Report to Shareholders are incorporated herein by this reference.

(1)	Report to Shareholders
(2)	Selected Financial and Other Data
(3)	Managements Discussion and Analysis of Financial Condition and Results of Operations
(4)	Independent Auditors’ Report
(5)	Consolidated Financial Statements
(i) Consolidated Statements of Financial Condition
(ii) Consolidated Statements of Operations
(iii) Consolidated Statements of Stockholders’ Equity
(iv) Consolidated Statements of Cash Flows
(v) Notes to Consolidated Financial Statements
(6)	Corporate Information
(b)	The following exhibits are filed as part of this report.
3.1	Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
3.2	Bylaws of Great Pee Dee Bancorp, Inc.*
4.0	Stock Certificate of Great Pee Dee Bancorp, Inc.*
10.1	Employee Agreement for Herbert W. Watts*
10.2	Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust*
10.3	Employee Agreement for John S. Long**
10.4	2003 Long-Term Incentive Stock Benefit Plan ***
13	Great Pee Dee Bancorp, Inc. 2005 Annual Report to Shareholders
21	Subsidiary List
23	Consent of Dixon Hughes PLLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.
**	Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 27, 2001.
***	Incorporated herein by reference into this document from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on September 17, 2003.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Proxy Statement under the caption “Proposal 2-Ratification of The Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: September 26, 2005	By:	\s\ Herbert W. Watts
Herbert W. Watts
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	\s\ Herbert W. Watts	By:	\s\ John M. Digby
	Herbert W. Watts, President, Chief		John M. Digby, Chief Financial Officer and
	Executive Officer and Director		Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: September 26, 2005			Date: September 26, 2005

By:	\s\ Robert M. Bennett, Jr.	By:	\s\ William R. Butler
	Robert M. Bennett, Jr., Director		William R. Butler, Director

Date: September 26, 2005			Date: September 26, 2005

By:	\s\ James C. Crawford	By:	\s\ Henry P. Duvall
	James C. Crawford, III, Chairman		Henry P. Duvall, IV, Director

Date: September 26, 2005			Date: September 26, 2005

By:	\s\ H. Malloy Evans, Jr.	By:	\s\ John S. Long
	H. Malloy Evans, Jr., Director		John S. Long, Director and
Executive Vice President

Date: September 26, 2005			Date: September 26, 2005

By:	\s\ Cornelius B. Young
Cornelius B. Young, Director

Date: September 26, 2005