Form 10QSB
period 2005-09-30
GREAT PEE DEE BANCORP INC
filed 2005-11-10
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

As of October 25, 2005, 1,802,555 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Part 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2005 (Unaudited)	June 30, 2005*
	(In thousands, except share and per share data)
ASSETS

Cash on hand and in banks	$3,052	$1,601
Interest-earning balances in other banks	210	432
Federal funds sold	1,475	—

Cash and cash equivalents	4,737	2,033

Investment securities available for sale, at fair value	27,723	28,779

Loans	165,938	155,724
Allowance for loan losses	(1,666)	(1,593)

Net loans	164,272	154,131

Loans held for sale	627	1,116
Accrued interest receivable	992	890
Restricted stock, at cost	2,158	1,681
Premises and equipment, net	4,068	4,098
Real estate acquired in settlement of loans	65	183
Intangible assets	817	863
Other assets	2,041	1,972

TOTAL ASSETS	$207,500	$195,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$140,647	$136,573
Short-term borrowings	5,000	8,448
Long-term borrowings	33,600	23,000
Accrued interest payable	173	191
Advance payments by borrowers for property taxes and insurance	219	157
Accrued expenses and other liabilities	1,499	1,121

TOTAL LIABILITIES	181,138	169,490

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,021	22,009
Unearned compensation	(829)	(873)
Retained earnings, substantially restricted	11,315	11,242
Accumulated other comprehensive loss	(420)	(388)
Common stock in treasury, at cost (422,062 and 423,107 shares, respectively)	(5,747)	(5,756)

TOTAL STOCKHOLDERS’ EQUITY	26,362	26,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,500	$195,746

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$2,647	$2,006
Investments	287	268
Deposits in other banks and federal funds sold	7	7

TOTAL INTEREST INCOME	2,941	2,281

INTEREST EXPENSE
Deposit accounts	974	635
Short-term borrowings	153	58
Long-term borrowings	180	120

TOTAL INTEREST EXPENSE	1,307	813

NET INTEREST INCOME	1,634	1,468

PROVISION FOR LOAN LOSSES	120	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,514	1,468

NON-INTEREST INCOME	260	184

NON-INTEREST EXPENSES
Personnel costs	581	612
Occupancy	146	144
Other	484	410

TOTAL NON-INTEREST EXPENSES	1,211	1,166

INCOME BEFORE INCOME TAXES	563	486

PROVISION FOR INCOME TAXES	217	176

NET INCOME	$346	$310

NET INCOME PER SHARE
Basic	$0.20	$0.18
Diluted	0.20	0.18

CASH DIVIDEND PER SHARE	$0.16	$0.155

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,709,851	1,706,033
Effect of outstanding stock options	7,104	18,222

Assuming dilution	1,716,955	1,724,255

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Par value of of common stock	Additional paid-in Capital	Unearned compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Shares of common stock
	Issued	In treasury
	(In thousands, except share and per share data)
Balance at June 30, 2004	1,811,784	412,833	$22	$21,982	$(1,058)	$11,162	$(723)	$(5,334)	$26,051
Comprehensive income:
Net income	—	—	—	—	—	310	—	—	310
Unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	540	—	540

Total comprehensive income									850

Exercise of stock options	3,000	(3,000)	—	—	—	—	—	—	—
Shares issued for cash option exercise	—	—	—	(6)	—	—	—	38	32
RRP and incentive shares earned	—	—	—	24	—	—	—	—	24
Release of ESOP shares	—	—	—		48	—	—	—	48
Cash dividends paid ($0.155 per share)	—	—	—	—	—	(263)	—	—	(263)

Balance at September 30, 2004	1,814,784	409,833	$22	$22,000	$(1,010)	$11,209	$(183)	$(5,296)	$26,742

Balance at June 30, 2005	2,224,617	423,107	$22	$22,009	$(873)	$11,242	$(388)	$(5,756)	$26,256
Comprehensive income:
Net income	—	—	—	—	—	346	—	—	346
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(32)	—	(32)

Total comprehensive income									314

Exercise of stock options	—	(3,284)	—	(45)	—	—	—	45	—
Shares traded to exercise options	—	2,239	—	36	—	—	—	(36)	—
RRP and incentive shares earned	—	—	—	—	14	—	—	—	14
Release of ESOP shares	—	—	—	21	30	—	—	—	51
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(273)	—	—	(273)

Balance at September 30, 2005	2,224,617	422,062	$22	$22,021	$(829)	$11,315	$(420)	$(5,747)	$26,362

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$346	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	150
Gain on sale of foreclosed real estate	—	(4)
Gain on sale of loans held for sale	(46)	(61)
Provision for loan losses	120	—
Release of ESOP shares	51	48
Amortization of stock awards under recognition and retention plan	14	24
Proceeds from sales of loans held for sale	4,237	4,127
Originations of loans held for sale	(3,703)	(3,596)
Change in assets and liabilities:
Increase in accrued interest receivable	(102)	(69)
(Decrease) increase in accrued interest payable	(18)	21
(Increase) decrease in other assets	(29)	316
Increase in other liabilities	378	120

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,396	1,386

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(4)	(2,000)
Proceeds from maturities of available-for-sale investments	984	3,231
Net increase in loans	(10,260)	(6,130)
Purchase of restricted stock	(477)	(100)
Purchases of property and equipment	(68)	(55)
Proceeds from sale of foreclosed real estate	118	77

NET CASH USED BY INVESTING ACTIVITIES	(9,707)	(4,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	4,074	3,619
Proceeds from long-term borrowings	10,600	2,000
Increase in advances from borrowers	62	71
Repayment of short-term borrowings	(3,448)	—
Cash dividends paid	(273)	(263)
Exercise of stock options	—	32

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,015	5,459

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,704	1,868
CASH AND CASH EQUIVALENTS, BEGINNING	2,033	3,879

CASH AND CASH EQUIVALENTS, ENDING	$4,737	$5,747

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month period ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 Annual Report on Form 10-KSB for the year ended June 30, 2005. This quarterly report should be read in conjunction with such annual report.

NOTE B – STOCK- BASED COMPENSATION

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

	Three Months Ended September 30,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$346	$310
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	10	—

Pro forma	$336	$310

Basic net income per share:
As reported	$0.20	$0.18
Pro forma	0.20	0.18

Diluted net income per share:
As reported	$0.20	$0.18
Pro forma	0.20	0.18

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statement

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Net income	$346	$310
Other comprehensive income:
Reclassification adjustment, net of tax	—	—
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	(32)	540

Total comprehensive income	$314	$850

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of the Statement are effective for the Company for fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123 (R) commencing with the fiscal year beginning July 1, 2006. At this time we expect the adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

NOTE F - RECLASSIFICATIONS

Certain amounts in the September 2004 financial statements have been reclassified to conform to the September 2005 presentation. The reclassifications had no effect on net income or stockholder equity, as previously recorded.

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

Comparison of Financial Condition at

September 30, 2005 and June 30, 2005

Total assets increased by $11.8 million during the three months ended September 30, 2005, from $195.7 million at June 30, 2005, to $207.5 million at September 30, 2005. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities increased by $197,000, to $29.4 million, during the three months ended September 30, 2005, representing 14.16% of total assets at that date as compared with $29.2 million or 14.92% of total assets at June 30, 2005.

Loans receivable increased by $10.2 million from $155.7 million at June 30, 2005, to $165.9 million at September 30, 2005, primarily due to the growth in commercial real estate loans. Of this growth in loans, $4.8 million was the result of entering into participation agreements with other financial institutions. Funding for this loan growth was provided by a combination of FHLB advances and brokered certificate of deposit transactions.

Total stockholders’ equity was $26.4 million at September 30, 2005, as compared with $26.3 million at June 30, 2005, an increase of $100,000. Net income was offset by cash dividends paid and decreases in the market value of available for sale securities.

Comparison of Results of Operations for the

Three Months Ended September 30, 2005 and 2004

Net Income. Net income for the quarter ended September 30, 2005 was $346,000, an increase of $36,000 from net income of $310,000 for the quarter ended September 30, 2004. On a per share basis, net income for the current quarter was $0.20 per diluted share as compared with $0.18 per diluted share for the first quarter of the last fiscal year. The increase in net income was a result of an increase in interest income on loans and investments and was partially offset by increases in interest expense and the provision for loan losses.

Net Interest Income. Net interest income for the quarter ended September 30, 2005, was $1.6 million as compared with $1.5 million during the quarter ended September 30, 2004. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year.

Provision for Loan Losses. The provision for loan losses totaled $120,000 in the current quarter, compared to no provision in the quarter ended September 30, 2004.

The growth in loans receivable during the quarter ended September 30, 2005 of $10.2 million and our ongoing evaluation of the allowance for loan losses resulted in the loan loss reserve provision of $120,000. Our loan loss allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses “).

The following table provides an analysis for loan losses for the quarters ended September 30, 2005 and 2004, respectively.

	For the Three Months Ended September 30,
	2005	2004
Balance at the beginning of the period	$1,593	$1,532

Charge-offs:
Real estate mortgage	—	—
Installment loans to individuals	64	32

	64	32

Recoveries:
Real estate mortgage
Installment loans to individuals	17	5

	17	5

Net charge-offs	(47)	(27)

Provision for loan losses	120	—

Balance at end of period	$1,666	$1,505

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.02%

Non-Interest Income. Non-interest income increased by $76,000, from $184,000 for the three months ended September 30, 2004 to $260,000 for the three months ended September 30, 2005. This increase is due to an increase in checking account fees, as well as fee income earned from providing investment services, which increased $45,000 over the same period in 2004.

Non-Interest Expenses. Non-interest expenses increased $45,000 from the three months ending September 30, 2004 to the same period in 2005. Personnel costs decreased by $31,000 from the 2004 period to the 2005 period. Other expenses increased $74,000 from 2004 to 2005. This increase was largely due to increases in accounting, legal, advertising, and data processing fees of approximately $45,000. More stringent regulatory guidelines led to the increase in accounting and legal fees.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.5% and 36.2% for the quarters ended September 30, 2005 and 2004, respectively.

Asset Quality

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. An ongoing systematic evaluation process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the value and adequacy of collateral, and prevailing economic conditions in the Company’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant revision. The allowance for loan losses represents Management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company’s policy regarding past due loans normally requires a prompt charge-off to the allowance for loan losses when uncollectibility of the loan balance is confirmed. Further collection efforts are then pursued through various means available. Subsequent recoveries, if any, are credited to the allowance. Loans carried in a non-accrual status are generally collateralized, and probable future losses are considered in the determination of the allowance for loan losses.

Nonperforming Assets

The following table sets forth, at the dates indicated, information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	September 30, 2005	June 30, 2005	September 30, 2004
	(Dollars in thousands)
Nonaccrual loans	$1,403	$1,106	$1,652
Restructured loans	—	—	—

Total nonperforming loans	1,403	1,106	1,652

Real estate and other assets owned	95	183	437

Total nonperforming assets	$1,498	$1,289	$2,089

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,666	1,593	1,505
Nonperforming loans to period-end loans	0.84%	0.71%	1.74%
Allowance for loan losses to period-end loans	1.01%	1.03%	1.23%
Allowance for loan losses to nonperforming loans	118.7%	144.03%	72.04%
Nonperforming assets to total assets	0.72%	0.66%	1.28%

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

Analysis of Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses inherent in the portfolio.

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

The second component of the allowance model is to estimate losses for all loans not considered to be impaired loans. First, loans that have been risk graded by the Company as having more than “standard” risk but are not considered being impaired are assigned estimated loss percentages generally accepted in the banking industry. Loans that are classified by the Company as having normal credit risk are segregated by loan type, and estimated loss percentages are assigned to each loan type, based on the historical losses, current economic conditions, and operational conditions specific to each loan type. Non-performing loans typically have a higher risk grade and therefore are assigned a higher loss percentage.

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of September 30, 2005		As of June 30, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$101	4.32%	$125	6.46%
Real Estate - construction	65	5.31%	59	5.03%
Real Estate - mortgage	1,125	86.33%	1,019	85.61%
Installment loans to individuals	159	4.02%	154	2.86%
Other	40	0.02%	33	0.04%
Unallocated	176	N/A	203	N/A

	$1,666	100.00%	$1,593	100.00%

Liquidity and Capital Resources

During the quarter ended September 30, 2005, the Company paid cash dividends of $0.16 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of September 30, 2005 liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $32.5 million, which represents 23.1% of deposits. At that date, outstanding loan commitments were $20.1 million. The undisbursed portion of construction loans was $8.6 million and undrawn lines of credit totaled $4.3 million. The brokered CD’s scheduled to mature within the next year total $5.2 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At September 30, 2005, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee’s funds is dividends received from the Bank. In fiscal 2005, no dividends were paid by the Bank to Great Pee Dee. At September 30, 2005, prior approval is required by Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting management, in a timely manner, to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GREAT PEE DEE BANCORP, INC.

Date: November 9, 2005	By:	/s/ Herbert W. Watts
Herbert W. Watts
Chief Executive Officer

Date: November 9, 2005	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer