Form 10QSB
period 2005-12-31
GREAT PEE DEE BANCORP INC
filed 2006-02-14
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

As of February 6, 2006, 1,802,555 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2005 (Unaudited)	June 30, 2005*
	(In thousands, except share and per share data)
ASSETS

Cash on hand and in banks	$2,772	$1,601
Interest-earning balances in other banks	726	432

Cash and cash equivalents	3,498	2,033

Investment securities available for sale, at fair value	26,934	28,779

Loans	174,691	155,724
Allowance for loan losses	(1,760)	(1,593)

Net loans	172,931	154,131

Loans held for sale	907	1,116
Accrued interest receivable	1,066	890
Restricted stock, at cost	1,960	1,681
Premises and equipment, net	5,053	4,098
Real estate acquired in settlement of loans	250	183
Intangible assets	771	863
Other assets	2,280	1,972

TOTAL ASSETS	$215,650	$195,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$150,748	$136,573
Short-term borrowings	2,677	8,448
Long-term borrowings	34,200	23,000
Accrued interest payable	198	191
Advance payments by borrowers for property taxes and insurance	51	157
Accrued expenses and other liabilities	1,444	1,121

TOTAL LIABILITIES	189,318	169,490

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,041	22,009
Unearned compensation	(784)	(873)
Retained earnings, substantially restricted	11,420	11,242
Accumulated other comprehensive loss	(620)	(388)
Common stock in treasury, at cost (422,062 and 423,107 shares, respectively)	(5,747)	(5,756)

TOTAL STOCKHOLDERS’ EQUITY	26,332	26,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,650	$195,746

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,923	$1,874	$5,570	$3,982
Investments	307	259	594	527
Deposits in other banks and federal funds sold	4	21	11	28

TOTAL INTEREST INCOME	3,234	2,154	6,175	4,537

INTEREST EXPENSE
Deposit accounts	1,175	714	2,149	1,349
Short-term borrowings	48	18	130	33
Long-term borrowings	310	107	561	270

TOTAL INTEREST EXPENSE	1,533	839	2,840	1,652

NET INTEREST INCOME	1,701	1,315	3,335	2,885

PROVISION FOR LOAN LOSSES	97	24	217	24

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,604	1,291	3,118	2,861

NON-INTEREST INCOME	210	351	470	427

NON-INTEREST EXPENSES
Personnel costs	591	571	1,172	1,183
Occupancy	144	143	290	308
Other	455	455	939	838

TOTAL NON-INTEREST EXPENSES	1,190	1,169	2,401	2,329

INCOME BEFORE INCOME TAXES	624	473	1,187	959

PROVISION FOR INCOME TAXES	246	169	463	345

NET INCOME	$378	$304	$724	$614

NET INCOME PER SHARE
Basic	$0.22	$0.18	$0.42	$0.36
Diluted	0.22	0.18	0.42	0.36
CASH DIVIDEND PER SHARE	$0.16	$0.16	$0.32	$0.315

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,713	1,712	1,713	1,708
Effect of outstanding stock options	7	16	7	17

Assuming dilution	1,720	1,728	1,720	1,725

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
			(In thousands, except share and per share data)
Balance at June 30, 2004	2,224,617	412,833	$22	$21,982	$(1,058)	$11,162	$(723)	$(5,334)	$26,051

Comprehensive income:
Net income	—	—	—	—	—	614	—	—	614
Unrealized loss on securities available for sale, net of income taxes	—	—	—	—	—	—	489	—	489

Total comprehensive income									1,103

Exercise of stock options	—	(3,000)	—	(6)	—	—	—	39	33
RRP and incentive shares earned	—	—	—		34	—	—	—	34
Release of ESOP shares	—	—	—	48	63	—	—	—	111
Cash dividends paid ($0.315 per share)	—	—	—	—	—	(537)	—	—	(537)

Balance at December 31, 2004	2,224,617	409,833	$22	$22,024	$(961)	$11,239	$(234)	$(5,295)	$26,795

Balance at June 30, 2005	2,224,617	423,107	$22	$22,009	$(873)	$11,242	$(388)	$(5,756)	$26,256

Comprehensive income:
Net income	—	—	—	—	—	724	—	—	724
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(232)	—	(232)

Total comprehensive income									492

Exercise of stock options	—	(1,045)	—	(9)	—	—	—	9	—
RRP and incentive shares earned	—	—	—	—	29	—	—	—	29
Release of ESOP shares	—	—	—	41	60	—	—	—	101
Cash dividends paid ($0.32 per share)	—	—	—	—	—	(546)	—	—	(546)

Balance at December 31, 2005	2,224,617	422,062	$22	$22,041	$(784)	$11,420	$(620)	$(5,747)	$26,332

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$724	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292	299
Loss (gain) on sale of foreclosed real estate	1	(87)
Gain on sale of loans held for sale	(77)	(109)
Provision for loan losses	217	24
Release of ESOP shares	101	111
Amortization of stock awards under recognition and retention plan	29	34
Proceeds from sales of loans held for sale	7,140	5,538
Originations of loans held for sale	(6,854)	(5,355)
Change in assets and liabilities:
Increase in accrued interest receivable	(176)	(130)
Increase in accrued interest payable	7	44
Increase in other assets	(169)	(541)
Increase in other liabilities	323	773

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,558	1,215

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(353)	(4,000)
Proceeds from maturities of available-for-sale investments	1,787	4,041
Proceeds from sale of land	150	—
Net increase in loans	(19,202)	(16,504)
Purchase of restricted stock	(279)	(299)
Purchases of property and equipment	(1,264)	(91)
Proceeds from sale of foreclosed real estate	118	587

NET CASH USED BY INVESTING ACTIVITIES	(19,043)	(16,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	14,174	12,011
Proceeds from short-term borrowings	—	5,000
Proceeds from long-term borrowings	11,200	—
Decrease in advances from borrowers	(107)	(107)
Repayment of long-term borrowings	—	(3,000)
Repayment of short-term borrowings	(5,771)	—
Cash dividends paid	(546)	(537)
Exercise of stock options	—	33

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,950	13,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,465	(1,651)

CASH AND CASH EQUIVALENTS, BEGINNING	2,033	3,879

CASH AND CASH EQUIVALENTS, ENDING	$3,498	$2,228

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- month and six- month periods ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three and six-month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005. This quarterly report should be read in conjunction with such annual report.

NOTE B - STOCK- BASED COMPENSATION

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$378	$304	$724	$614
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	(10)	—

Pro forma	$378	$304	$714	$614

Basic net income per share:
As reported	$0.22	$0.18	$0.42	$0.36
Pro forma	0.22	0.18	0.42	0.36

Diluted net income per share:
As reported	$0.22	$0.18	$0.42	$0.36
Pro forma	0.22	0.18	0.42	0.36

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

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Net income	$378	$304	$724	$614

Other comprehensive income:
Reclassification adjustment, net of tax	—	—	—	—
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	(200)	(51)	(232)	489

Total comprehensive income	$178	$253	$492	$1,103

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of the Statement are effective for the Company for fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123 (R) commencing with the fiscal year beginning July 1, 2006. At this time we expect the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

NOTE F - RECLASSIFICATIONS

Certain amounts in the December 2004 financial statements have been reclassified to conform to the December 2005 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

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

Comparison of Financial Condition at

December 31, 2005 and June 30, 2005

Total assets increased by $20.0 million during the six months ended December 31, 2005, from $195.7 million at June 30, 2005, to $215.7 million at December 31, 2005. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $1.5 million, to $27.7 million at December 31, 2005, representing 12.8% of total assets at that date as compared with $29.2 million or 14.9% of total assets at June 30, 2005.

Loans receivable increased by $19.0 million from $155.7 million at June 30, 2005, to $174.7 million at December 31, 2005, primarily due to the growth in commercial real estate loans. Of this growth in loans, $6.1 million was the result of entering into participation agreements with other financial institutions. Funding for this loan growth was provided by a combination of long-term FHLB advances and brokered certificate of deposit transactions.

Total stockholders’ equity remained at $26.3 million at both December 31, 2005 and June 30, 2005. Net income was offset by cash dividends paid and decreases in the fair market value of available for sale securities.

Comparison of Results of Operations for the

Three Months Ended December 31, 2005 and 2004

Net Income. Net income for the quarter ended December 31, 2005 was $378,000, an increase of $74,000 from net income of $304,000 for the quarter ended December 31, 2004. On a per share basis, net income for the current quarter was $0.22 per diluted share as compared with $0.18 per diluted share for the second quarter of the last fiscal year. The increase in net income was a result of an increase in interest income on loans and investments and was partially offset by increases in interest expense and the provision for loan losses.

Net Interest Income. Net interest income for the quarter ended December 31, 2005 was $1.7 million as compared with $1.3 million during the quarter ended December 31, 2004. Both interest income and interest expense increased primarily due to increases in average loans of $46 million, average deposits of $28 million, and average long-term borrowings of $16 million over the same period last year.

Provision for Loan Losses. The provision for loan losses totaled $97,000 in the current quarter, compared to $24,000 in the quarter ended December 31, 2004.

The growth in loans receivable during the quarter ended December 31, 2005 of $8.8 million and our ongoing evaluation of the allowance for loan losses resulted in the loan loss reserve provision of $97,000. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”).

The following table provides an analysis for loan losses for the quarters ended December 31, 2005 and 2004, respectively.

	For the Three Months Ended December 31,
	2005	2004
Balance at the beginning of the period	$1,666	$1,505

Charge-offs:
Real estate mortgage	6	53
Installment loans to individuals	—	51

	6	104

Recoveries:
Real estate mortgage	—	—
Installment loans to individuals	3	5

	3	5

Net charge-offs	3	99

Provision for loan losses	97	24

Balance at end of period	$1,760	$1,430

Ratio of net charge-offs during the period to average loans outstanding during the period	.0002%	.08%

Non-Interest Income. Non-interest income decreased by $141,000, from $351,000 for the three months ended December 31, 2004 to $210,000 for the three months ended December 31, 2005. This decrease is primarily due to the gain on sale of real estate acquired in settlement of loans in the December 2004 quarter, which totaled $77,000.

Non-Interest Expenses. Non-interest expenses increased $21,000 from the three months ending December 31, 2005 to the same period in 2004. This increase was largely attributable to increases in personnel costs. Other expenses remained stable compared to the December 2004 quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 39.4% and 35.7% for the quarters ended December 31, 2005 and 2004, respectively. For the period ended December 31, 2004, income tax expense was lower due to the impact of reducing income taxes payable.

Comparison of Results of Operations for the

Six Months Ended December 31, 2005 and 2004

Net Income. Net income for the six months ended December 31, 2005 was $724,000, an increase of $110,000 over net income of $614,000 for the six months ended December 31, 2004. On a per share basis, net income for the current period was $0.42 per diluted share as compared with $0.36 per diluted share for the first six months of the last fiscal year. The increase in net income was a result of an increase in interest income on loans and investments and was partially offset by increases in interest expense and the provision for loan losses.

Net Interest Income. Net interest income for the six months ended December 31, 2005, was $3.3 million as compared with $2.9 million during the six months ended December 31, 2004. Both interest income and interest expense increased primarily due to increases in average loans of $43 million, average deposits of $29 million, and average long-term borrowings of $13 million over the same period last year.

Provision for Loan Losses. The provision for loan losses totaled $217,000 in the current six month period, compared to $24,000 for the same period ended December 31, 2004.

The growth in loans receivable during the current six month period of $19.0 million and our ongoing evaluation of the allowance for loan losses resulted in the loan loss reserve provision of $217,000. Our loan loss allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”).

The following table provides an analysis for loan losses for the six months ended December 31, 2005 and 2004, respectively.

	For the Six Months Ended December 31,
	2005	2004
Balance at the beginning of the period	$1,593	$1,532

Charge-offs:
Real estate mortgage	6	53
Installment loans to individuals	64	83

	70	136

Recoveries:
Real estate mortgage	1	—
Installment loans to individuals	19	10

	20	10

Net charge-offs	50	126

Provision for loan losses	217	24

Balance at end of period	$1,760	$1,430

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.10%

Non-Interest Income. Non-interest income increased by $43,000, from $427,000 for the six months ended December 31, 2004 to $470,000 for the six months ended December 31, 2005. This increase is primarily due to an increase in fee income earned from providing investment services.

Non-Interest Expenses. Non-interest expenses increased $72,000 from $2.3 million for the six months ending December 31, 2004 to $2.4 million for the same period in 2005. Advertising, data processing, and equipment expenses all increased while personnel costs decreased $11,000 from the 2004 to the 2005 period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 39.4% and 36.7% for the six months ended December 31, 2005 and 2004 respectively. For the period ended December 31, 2004, income tax expense was lower due to the impact of reducing income taxes payable.

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

	December 31, 2005	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$1,036	$1,106	$1,590
Restructured loans	—	—	—

Total nonperforming loans	1,036	1,106	1,590

Real estate and other assets owned	282	183	220

Total nonperforming assets	$1,318	$1,289	$1,810

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,760	1,593	1,430
Nonperforming loans to period-end loans	0.59%	0.71%	1.20%
Allowance for loan losses to period-end loans	1.01%	1.03%	1.08%
Allowance for loan losses to nonperforming loans	169.88%	144.03%	89.94%
Nonperforming assets to total assets	0.61%	0.66%	1.05%

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of December 31, 2005		As of June 30, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$90	3.62%	$125	6.46%
Real Estate - construction	58	4.49%	59	5.03%
Real Estate - mortgage	1,213	89.29%	1,019	85.61%
Installment loans to individuals	68	1.73%	154	2.86%
Other	120	0.87%	33	0.04%
Unallocated	211	N/A	203	N/A

	$1,760	100.00%	$1,593	100.00%

Liquidity and Capital Resources

During the six months ended December 31, 2005 the Company paid cash dividends of $0.32 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of December 31, 2005, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $30.4 million, which represents 20.2% of deposits. At that date, outstanding loan commitments were

$6.1 million. The undisbursed portion of construction loans was $7.4 million and undrawn lines of credit totaled $4.5 million. The brokered CD’s scheduled to mature within the next year total $7.5 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At December 31, 2005, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee’s funds is dividends received from the Bank. In fiscal 2005, no dividends were paid by the Bank to Great Pee Dee. At December 31, 2005, prior approval is required by Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on October 12, 2005. Of the 1,801,510 shares entitled to vote at the meeting, 1,547,313 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect two members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

Name	For	Withheld
James C. Crawford, III	1,471,428	75,885
Herbert W. Watts	1,474,627	72,686

The following directors continued in office after the meeting:

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as the Bank’s independent accountants for the year ending June 30, 2006.

For	Against	Abstain
1,481,171	400	65,742

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: February 13, 2006	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: February 13, 2006	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer