Form 10QSB
period 2006-03-31
GREAT PEE DEE BANCORP INC
filed 2006-05-10
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006, 1,790,834 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART L. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2006	June 30, 2005*
	(Unaudited) (In thousands, except share and per share data)
ASSETS

Cash on hand and in banks	$3,036	$1,601
Interest-earning balances in other banks	341	432

Cash and cash equivalents	3,377	2,033

Investment securities available for sale, at fair value	25,310	28,779

Loans	175,558	155,724
Allowance for loan losses	(1,789)	(1,593)

Net loans	173,769	154,131

Loans held for sale	172	1,116
Accrued interest receivable	1,078	890
Restricted stock, at cost	1,822	1,681
Premises and equipment, net	5,038	4,098
Real estate acquired in settlement of loans	215	183
Intangible assets	725	863
Other assets	2,253	1,972

TOTAL ASSETS	$213,759	$195,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$156,564	$136,573
Short-term borrowings	15,575	8,448
Long-term borrowings	13,600	23,000
Accrued interest payable	229	191
Advance payments by borrowers for property taxes and insurance	98	157
Accrued expenses and other liabilities	1,373	1,121

TOTAL LIABILITIES	187,439	169,490

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued and outstanding	22	22
Additional paid-in capital	22,063	22,009
Unearned compensation	(742)	(873)
Retained earnings, substantially restricted	11,552	11,242
Accumulated other comprehensive loss	(646)	(388)
Common stock in treasury, at cost (433,783 and 423,107 shares, respectively)	(5,929)	(5,756)

TOTAL STOCKHOLDERS’ EQUITY	26,320	26,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,759	$195,746

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$2,975	$2,235	$8,545	$6,102
Investments	271	274	836	801
Deposits in other banks and federal funds sold	24	22	64	50

TOTAL INTEREST INCOME	3,270	2,531	9,445	6,953

INTEREST EXPENSE
Deposit accounts	1,248	820	3,397	2,169
Short-term borrowings	174	35	304	251
Long-term borrowings	114	212	675	299

TOTAL INTEREST EXPENSE	1,536	1,067	4,376	2,719

NET INTEREST INCOME	1,734	1,464	5,069	4,234

PROVISION FOR LOAN LOSSES	23	32	240	56

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,711	1,432	4,829	4,178

NON-INTEREST INCOME	175	220	645	782

NON-INTEREST EXPENSES
Personnel costs	586	601	1,758	1,784
Occupancy	141	103	431	411
Other	506	500	1,445	1,358

TOTAL NON-INTEREST EXPENSES	1,233	1,204	3,634	3,553

INCOME BEFORE INCOME TAXES	653	448	1,840	1,407

PROVISION FOR INCOME TAXES	245	161	708	506

NET INCOME	$408	$287	$1,132	$901

NET INCOME PER SHARE
Basic	$.24	$.17	$.66	$.53
Diluted.	.24	.17	.65	.52

CASH DIVIDENDS PER SHARE	$.16	$.16	$.48	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,720	1,716	1,722	1,715
Effect of outstanding stock options	7	16	7	18

Assuming dilution	1,727	1,732	1,729	1,733

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive (loss)	Treasury stock	Total stockholders’ equity
	Issued	In treasury
			(In thousands, except share and per share data)
Balance at June 30, 2004	2,224,617	412,833	$22	$21,982	$(1,058)	$11,162	$(723)	$(5,334)	$26,051

Comprehensive income:

Net income	—	—	—	—	—	901	—	—	901

Unrealized gain on securities available for sale, net of income taxes	—	—	—	—	—	—	228	—	228

Total comprehensive income									1,129

Purchase of treasury shares	—	37,064	—	—	—	—	—	(574)	(574)
Exercise of stock options	—	(23,093)	—	(106)	—	—	—	139	33

RRP shares earned	—	—	—	—	47	—	—	—	47

Release of ESOP shares	—	—	—	72	94	—	—	—	166

Cash dividends declared ($.48 per share)	—	—	—	—	—	(811)	—	—	(811)

Balance at March 31, 2005	2,224,617	426,804	$22	$21,948	$(917)	$11,252	$(495)	$(5,769)	$26,041

Balance at June 30, 2005	2,224,617	423,107	$22	$22,009	$(873)	$11,242	$(388)	$(5,756)	$26,256

Comprehensive income:
Net income	—	—	—	—	—	1,132	—	—	1,132
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(258)	—	(258)

Total comprehensive income									874

Purchase of treasury shares	—	11,721	—	—	—	—	—	(182)	(182)
Exercise of stock options	—	(1,045)	—	(9)	—	—	—	9	—
RRP and incentive shares earned	—	—	—	—	43	—	—	—	43
Release of ESOP shares	—	—	—	63	88	—	—	—	151
Cash dividends paid ($0.48 per share)	—	—	—	—	—	(822)	—	—	(822)

Balance at March 31, 2006	2,224,617	433,783	$22	$22,063	$(742)	$11,552	$(646)	$(5,929)	$26,320

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,132	$901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437	452
(Gain) loss on sale of foreclosed real estate	8	(89)
Gain on sale of loans held for sale	(59)	(140)
Loss on sale of available for sale investments	24	—
Provision for loan losses	240	56
Release of ESOP shares	151	166
Amortization of stock awards under recognition and retention plan	43	47
Proceeds from sales of loans held for sale	21,141	10,516
Originations of loans held for sale	(8,952)	(9,217)
Change in assets and liabilities:
Increase in accrued interest receivable	(188)	(228)
Increase in accrued interest payable	38	75
Increase in other assets	(119)	(443)
Increase in other liabilities	252	841

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,148	2,938

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(345)	(4,000)
Proceeds from sale and maturities of available-for-sale investments	3,311	4,844
Proceeds from sale of land	150	—
Net increase in loans	(31,271)	(27,944)
Purchase of restricted stock	(141)	(528)
Purchases of property and equipment	(1,330)	(105)
Proceeds from sale of foreclosed real estate	167	631

NET CASH USED BY INVESTING ACTIVITIES	(29,459)	(27,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	19,991	27,786
Proceeds from short-term borrowings	1,175	2,000
Proceeds from long-term borrowings	13,600	5,000
Decrease in advances from borrowers	(59)	(15)
Purchase of treasury stock	(182)	(574)
Repayment of long-term borrowings	(9,048)	—
Repayment of short-term borrowings	(8,000)	—
Cash dividends paid	(822)	(811)
Exercise of stock options	—	33

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,655	33,419

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,344	9,255

CASH AND CASH EQUIVALENTS, BEGINNING	2,033	3,879

CASH AND CASH EQUIVALENTS, ENDING	$3,377	$13,134

NON-CASH INVESTING ACTIVITIES
Reclassification of loans to loans held for sale	$11,187	$—

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month and nine-month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$408	$287	$1,132	$901
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(22)	(10)	(22)

Pro forma	$408	$265	$1,122	$879

Basic net income per share:
As reported	$.24	$.17	$.66	$.53
Pro forma	.24	.15	.65	.51

Diluted net income per share:
As reported	$.24	$.17	$.65	$.52
Pro forma	.24	.15	.65	.51

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE C - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options. Anti-dilutive options were not included in the income per share computations.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$408	$287	$1,132	$901

Other comprehensive income:
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	(26)	(261)	(258)	228

Total comprehensive income	$382	$26	$874	$1,129

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

NOTE F - RECLASSIFICATIONS

Certain amounts in the March 2005 financial statements have been reclassified to conform to the March 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake any obligation to update any forward-looking statement to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Comparison of Financial Condition at

March 31, 2006 and June 30, 2005

Total assets increased by $18.1 million during the nine months ended March 31, 2006, from $195.7 million at June 30, 2005, to $213.8 million at March 31, 2006. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $3.5 million, to $25.7 million at March 31, 2006, representing 12.0% of total assets at that date as compared with $29.2 million or 14.9% of total assets at June 30, 2005. The decrease was a result of pay-downs of mortgage backed securities and the sale of $800,000 in low yielding investment securities.

Loans receivable increased by $19.8 million from $155.7 million at June 30, 2005, to $175.5 million at March 31, 2006, primarily due to the growth in commercial real estate loans. Of this growth in loans, $11.1 million was the result of entering into participation agreements with other financial institutions. This growth was partially offset by the sale of approximately $11.1 million dollars of Monthly Medium Cost of Funds SAIF Index loans during the first quarter of 2006. SAIF Index loans are adjustable rate mortgage loans tied to a lagging market index. These types of loans are no longer used by the Bank and were priced significantly below market rate. Funding for loan growth was provided by a combination of long-term FHLB advances, brokered and customer certificate of deposit transactions.

Total deposits increased by $20.0 million or 15% from $136.6 million at June 30, 2005, to $156.6 million at March 31, 2006, primarily due to growth in certificate of deposits, which consisted of $14.6 million attributable to customer deposits and $5.4 million in brokered deposits. Funds provided by the overall increase in deposit accounts were used to fund loan growth.

Total stockholders’ equity remained at $26.3 million at both March 31, 2006 and June 30, 2005. The increase in stockholders’ equity from net income was offset by cash dividends paid and decreases in the fair market value of available for sale securities.

Comparison of Results of Operations for the

Three Months Ended March 31, 2006 and 2005

Net Income. Net income for the quarter ended March 31, 2006 was $408,000, an increase of $121,000 from net income of $287,000 for the quarter ended March 31, 2005. On a per share basis, net income for the current quarter was $0.24 per diluted share as compared with $0.17 per diluted share for the third quarter of the last fiscal year. The increase in net income was a result of an increase in interest income on loans and investments and was partially offset by increases in interest expense. During the quarter management repositioned the balance sheet by selling approximately $11.1 million dollars of low yielding loans and $800,000 in low yielding investment securities at a net loss of $39,000 and $24,000 respectively.

Net Interest Income. Net interest income for the quarter ended March 31, 2006 was $1.7 million as compared with $1.5 million during the quarter ended March 31, 2005. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime, Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the quarter.

Provision for Loan Losses. The provision for loan losses totaled $23,000 in the current quarter, compared to $32,000 in the quarter ended March 31, 2005.

Although we experienced growth in loans receivable during the quarter ended March 31, 2006, of $867,000, a decrease in non-performing loans from March 31, 2005 to 2006 reduced the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $23,000. The decline of non-performing loans reflects an increase in our credit quality. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the quarters ended March 31, 2006 and 2005, respectively.

	For the Three Months Ended March 31,
	2006	2005
Balance at the beginning of the period	$1,760	$1,430

Charge-offs:
Real estate mortgage	—	—
Installment loans to individuals	(2)	(16)

	(2)	(16)

Recoveries:
Real estate mortgage	—	13
Installment loans to individuals	8	13

	8	26

Net Recoveries (Net charge-offs)	6	10

Provision for loan losses	23	32

Balance at end of period	$1,789	$1,472

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%

Non-Interest Income. Non-interest income decreased by $45,000, from $220,000 for the three months ended March 31, 2005 to $175,000 for the three months ended March 31, 2006. This decrease is due primarily to a loss on sale of investment securities of $24,000 and a loss on sale of SAIF Index loans of $39,000.

Non-Interest Expenses. Non-interest expenses increased $29,000 for the three months ending March 31, 2006 when compared to the same period in 2005. This increase was largely attributable to other expenses including data processing compared to the March 2005 quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 37.5% and 35.9% for the quarters ended March 31, 2006 and 2005, respectively.

Comparison of Results of Operations for the

Nine Months Ended March 31, 2006 and 2005

Net Income. Net income for the nine months ended March 31, 2006 was $1.1 million, an increase of $231,000 over net income of $901,000 for the nine months ended March 31, 2005. The increase in net income was a result of an increase in interest income on loans and investments and was partially offset by an increase in interest expense. During the third quarter management repositioned the balance sheet by selling approximately $11.1 million of low yielding loans and $800,000 in low yielding investment securities at a net loss of $39,000 and $24,000 respectively.

Net Interest Income. Net interest income for the nine months ended March 31, 2006, was $5.1 million as compared with $4.2 million during the nine months ended March 31, 2005. Both interest income and interest expense increased primarily due to increases in average loans of $23.2 million, average deposits of $13 million, and average long-term borrowings of $1.4 million over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime, Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the quarter.

Provision for Loan Losses. The provision for loan losses totaled $240,000 in the current nine month period, compared to $56,000 for the same period ended March 31, 2005.

The significant growth in loans receivable during the current nine month period of $19.8 million and our ongoing evaluation of the allowance for loan losses resulted in the loan loss reserve provision of $240,000. Our loan loss allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”).

The following table provides the changes in the allowance for loan losses for the nine months ended March 31, 2006 and 2005, respectively.

	For the Nine Months Ended March 31,
	2006	2005
Balance at the beginning of the period	$1,593	$1,532

Charge-offs:
Real estate mortgage	(6)	(44)
Installment loans to individuals	(66)	(109)

	(72)	(153)

Recoveries:
Real estate mortgage	1	22
Installment loans to individuals	27	15

	28	37

Net charge-offs	(44)	(116)

Provision for loan losses	240	56

Balance at end of period	$1,789	$1,472

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.09%

Non-Interest Income. Non-interest income deceased by $137,000, from $782,000 for the nine months ended March 31, 2005 to $645,000 for the nine months ended March 31, 2006. This decrease is due to a loss of $24,000 on sale of investment securities, a $39,000 loss on sale of SAIF loans and a $44,000 drop in mortgage loan and related fees when compared to the same period last year. These decreases were offset by increases in income in financial services income of $83,000 and an increase of $39,000 in service charges and fees.

Non-Interest Expenses. Non-interest expenses increased $81,000 from $3.5 million for the nine months ending March 31, 2005 to $3.6 million for the same period in 2006. Other expenses including data processing, advertising, and audit increased from the 2005 to the 2006 period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.5% and 36.0% for the nine months ended March 31, 2006 and 2005 respectively.

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

	March 31, 2006	June 30, 2005	March 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$549	$1,106	$1,062
Restructured loans	—	—	—

Total nonperforming loans	549	1,106	1,062
Real estate and other assets owned	215	183	188

Total nonperforming assets	$764	$1,289	$1,250

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,789	1,593	1,472
Nonperforming loans to period-end loans	0.31%	0.71%	0.74%
Allowance for loan losses to period-end loans	1.02%	1.03%	1.03%
Allowance for loan losses to nonperforming loans	325.87%	144.03%	138.61%
Nonperforming assets to total assets	0.36%	0.66%	0.65%

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

The following table outlines the allocation of the allowance for loan losses for each reported period and reflects the result of the allowance for loan loss model as discussed above.

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of March 31, 2006		As of June 30, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$91	3.30%	$125	6.46%
Real Estate - construction	72	5.49%	59	5.03%
Real Estate - mortgage	1,268	88.69%	1,019	85.61%
Installment loans to individuals	82	2.35%	154	2.86%
Other	44	0.17%	33	0.04%
Unallocated	232	N/A	203	N/A

	$1,789	100.00%	$1,593	100.00%

Liquidity and Capital Resources

During the nine months ended March 31, 2006 the Company paid cash dividends of $0.48 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of March 31, 2006, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $28.7 million, which represents 18% of deposits. At that date, outstanding loan commitments were $2.3 million. The undisbursed portion of construction loans was $5.6 million and undrawn lines of credit totaled $8.7 million. The brokered CD’s scheduled to mature within the next year total $8.6 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At March 31, 2006, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee’s funds is dividends received from the Bank. In fiscal 2005, no dividends were paid by the Bank to Great Pee Dee. At March 31, 2006, prior notice is required to be given to the Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting management, in a timely manner, to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There have been no changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of registered common stock by the Company:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1st through January 31st , 2006	—	—	—	59,739

February 1st through February 28th , 2006	—	—	—	59,739

March 1st through March 31st , 2006	11,721	$15.55	—	48,018

(1)	The repurchases of common stock for the quarter were not part of the publicly announced share repurchase program. The repurchases were a result of a privately negotiated transaction.
(2)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% of shares of outstanding common stock at that time (168,600 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: May 9, 2006	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: May 9, 2006	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer