Form 10KSB
period 2006-06-30
GREAT PEE DEE BANCORP INC
filed 2006-09-28
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-23521

Great Pee Dee Bancorp, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	56-2050592
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

901 Chesterfield Highway Cheraw, South Carolina	29520
(Address of Principal Executive Offices)	(Zip Code)

(843) 537-7656

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: Common Stock par value, $.01 per share

Title of each class	Name of each exchange on which registered

Common Stock, Par value $0.01 per share	Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Issuer’s revenues for the fiscal year ended June 30, 2006 were $13.7 million.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq National Market on August 31, 2006 was approximately $20.6 million.

The number of shares outstanding of the Issuer’s Common Stock, the issuer’s only class of outstanding capital stock, as of June 30, 2006 was 1,790,169.

Documents Incorporated by Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I.	Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II.	Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2006 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

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

The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Bank. At June 30, 2006 the assets of the Company consisted of its ownership of the capital stock of the Bank, the loan to the ESOP, cash of $664,000, and investment securities with a carrying value of $494,000. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta. At June 30, 2006, the Company had consolidated total assets of $212.7 million, total deposits of $151.3 million, and stockholders’ equity of $26.5 million.

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

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of loan:
Real estate loans:
One- to four-family residential	$65,418	36.9%	$68,488	43.9%	$62,720	54.1%	$63,845	58.3%	$68,296	61.5%
Commercial	61,345	34.6	43,528	27.9	23,898	20.6	20,625	19.1	10,924	9.9
Construction and land	27,570	15.5	20,619	13.2	7,331	6.3	2,318	2.1	8,702	7.9
Home improvement loans	10,098	5.7	8,670	5.6	8,197	7.1	8,236	7.5	8,083	7.3

Total real estate loans	164,431	92.7	141,305	90.6	102,146	88.1	95,024	86.7	96,005	86.6

Other loans:
Commercial	7,770	4.4	10,075	6.5	9,167	7.9	6,015	5.5	6,550	5.9
Consumer	4,670	2.6	4,292	2.8	4,444	3.8	7,659	7.0	8,029	7.2
Loans secured by deposits	553	0.3	232	0.1	238	0.2	873	0.8	335	0.3

Total other loans	12,993	7.3	14,599	9.4	13,849	11.9	14,547	13.3	14,914	13.4

Total loans	177,424	100.0%	155,904	100.0%	115,995	100.0%	109,571	100.0%	110,919	100.0%

Less:
Allowance for losses	1,901		1,593		1,532		1,416		1,066
Deferred loan fees, net of costs	249		180		171		202		242

Total, net	$175,274		$154,131		$114,292		$107,954		$109,611

The following table sets forth certain information at June 30, 2006, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Bank expects that prepayments will cause actual maturities to be shorter.

	At June 30, 2006
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(In Thousands)
Real estate loans:
Adjustable	$20,200	$7,198	$3,277	$33,143	$63,818
Fixed	14,397	13,229	17,321	55,666	100,613

Total real estate loans	34,597	20,427	20,598	88,809	164,431

Other loans	5,668	2,391	3,172	1,762	12,993

Total loans	$40,265	$22,818	$23,770	$90,571	177,424

Less:
Allowance for loan losses					1,901

Total					$175,523

As of June 30, 2006, the dollar amount of all loans due after one year that have fixed interest rates was $86.6 million and the dollar amount of all loans due after one year that have adjustable interest rates was $50.5 million.

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

The Bank also offers adjustable-rate mortgage (“ARM”) loans. The interest rate on the Bank’s ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2006 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2006, approximately 44.3% of one- to four-family residential loans are adjustable-rate mortgages.

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

At June 30, 2006, approximately $65.4 million, or 36.9% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $517,000, or 0.3% of total real estate loans (which were comprised of 10 loans secured by one- to four-family properties), were included in non-performing assets as of that date.

Commercial Real Estate Loans. At June 30, 2006, $61.3 million, or 34.6% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Bank generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Bank also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the Wall Street Journal Prime with maximum loan-to-value ratios of 80%. At June 30, 2006, the largest commercial loan had a principal balance of $3.0 million and was secured by a hotel. On June 30, 2006, there were no commercial real estate loans included in nonperforming assets.

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

Construction Loans and Land. The Bank offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction, the loan can be converted into permanent financing. At June 30, 2006, $11 million, or 6.2% of the total loan portfolio, consisted of construction loans. The largest construction loan had a principal balance of $ 2.3 million on June 30, 2006 and was secured by a condominium development. None of our construction loans were included in non-performing assets on that date.

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

While providing the Bank with a comparable, and in some cases higher yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and the bank taking the title to the project.

Home Improvement Loans. At June 30, 2006, home improvement loans totaled $10.1 million, or 5.7% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2006, no home improvement loans were included in non-performing assets.

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

One- to four-family residential loan originations to be held in the Bank’s loan portfolio totaled $19.4 million during the year ended June 30, 2006, compared to $15.2 million during the year ended June 30, 2005. One- to four-family residential loans originated for sale in the secondary market aggregated $12.1 million and $11.2 million for the years ended June 30, 2006 and 2005, respectively. Mortgage loans held for sale were $958,000 at June 30, 2006.

There were no purchases of loans during the fiscal years ended June 30, 2006 or 2005.

Non-performing Assets

The following table sets forth, at the dates indicated, information with respect to the Company’s non-accrual loans, restructured loans, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$555	$1,106	$2,155	$2,252	$1,079
Restructured loans	—	—	—	—	—

Total non-performing loans	555	1,106	2,155	2,252	1,079
Real estate owned	110	183	510	36	50

Total non-performing assets	$665	$1,289	$2,665	$2,288	$1,129

Accruing loans past 90 days or more	$—	$—	$—	$—	$—
Allowance for loan losses	1,901	1,593	1,532	1,416	1,066
Non-performing loans to period end loans	0.31%	0.71%	1.86%	2.06%	0.97%
Allowance for loan losses to period end loans	1.07%	1.02%	1.32%	1.29%	0.96%
Allowance for loans to non-performing loans	342.45%	144.03%	71.09%	62.86%	98.81%
Non-performing assets to total assets	0.31%	0.66%	1.70%	1.60%	0.86%

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status at an earlier date if collection of principal or interest is considered doubtful according to internal evaluation policies.

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

Loans are also placed on non-accrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to interest and then to principal only after all past due interest has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income on non-accrual loans that would have been recorded for the year ended June 30, 2006 and 2005 had the loans been current was approximately $32,000 and $50,000, respectively.

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

The following tables set forth an allocation of the allowance for loan losses as of the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial, Financial & Agricultural	$100	4.38%	$125	6.46%	$118	7.90%
Real Estate – construction	208	15.54%	59	13.23%	31	6.32%
Real Estate – mortgage	1,225	77.14%	1,019	77.41%	875	81.74%
Installment loans to individuals	89	2.63%	154	2.75%	167	3.83%
Other	51	0.31%	33	0.15%	9	0.21%
Unallocated	228	N/A	203	N/A	332	N/A

	$1,901	100.00%	$1,593	100.00%	$1,532	100.00%

	At June 30,
	2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial, Financial & Agricultural	$339	5.50%	$229	6.08%
Real Estate – construction	—	2.12%	—	5.91%
Real Estate – mortgage	824	84.58%	623	80.26%
Installment loans to individuals	86	7.00%	81	7.45%
Other	29	0.80%	—	0.30%
Unallocated	138	N/A	133	N/A

	$1,416	100.00%	$1,066	100.00%

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the fiscal years indicated.

	For the Fiscal Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of year	$1,593	$1,532	$1,416	$1,066	$570

Loans charged off:
Real estate	(7)	(49)	(205)	(15)	—
Other	(78)	(121)	(85)	(37)	(4)

Total loans charged-off	(85)	170	290	(52)	(4)

Recoveries:
Real estate	1	23	28	2	—
Other	29	16	3	—	—

Total recoveries	30	39	31	2	—

Net loans charged-off	(55)	(131)	(259)	(50)	(4)

Provision for loan losses	363	192	375	400	500

Balance at end of year	$1,901	$1,593	$1,532	$1,416	$1,066

Ratio of net charge-offs to average loans outstanding during the year	0.03%	0.10%	0.23%	0.04%	0.00%

Investments

The Company’s investment portfolio consists of U. S. government agency securities (which are backed by the full faith and credit of the U.S. Government), mortgage backed securities, municipal securities, and trust preferred securities. At June 30, 2006, approximately $20.5 million, or 9.6%, of total assets consisted of such investments.

The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At June 30,
	2006	2005	2004
	(In Thousands)
Securities available for sale:
Trust preferred securities	$494	$467	$466
U.S. government agency securities (backed by the full faith and credit of the U.S. Government)	5,284	10,201	6,197
Municipal securities	1,007	758	1,069
Mortgage-backed securities	13,702	17,353	20,115

Total securities available for sale	$20,487	$28,779	$27,847

The following table provides costs, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at June 30, 2006:

	Amortized Cost	Fair Value	Book Yield
	(In Thousands)
Securities available for sale:
U.S. government agency securities (backed by the full faith and credit of the U.S. Government)
Due within one year	$1,500	$1,488	4.11%
Due after one but within five years	3,900	3,796	4.00%

	5,400	5,284	4.03%

Trust preferred securities
Due within one year	$119	$119	4.11%
Due after ten years	400	375	4.31%

	519	494	4.26%

Mortgage-backed securities available for sale:
Due after one but within five years	1,899	1,771	3.23%
Due after five but within ten years	5,379	5,067	3.51%
Due after ten years	7,349	6,864	4.07%

	14,627	13,702	3.75%

Municipal securities
Due after one but within five years	200	195	5.68%
Due after five but within ten years	472	470	5.15%
Due after ten years	349	342	5.43%

	1,021	1,007	5.35%

Total securities available for sale
Due within one year	$1,619	$1,607	4.12%
Due after one but within five years	5,999	5,762	3.81%
Due after five but within ten years	5,851	5,537	3.64%
Due after ten years	8,098	7,581	4.14%

Total	$21,567	$20,487	3.91%

The book yield for tax-exempt securities included in the above table is not presented on tax-equivalent basis.

At June 30, 2006, none of the Bank’s investment securities were classified as held to maturity.

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

The following table sets forth our time deposits of $100,000 or more as of June 30, 2006.

At June 30, 2006
(In Thousands)
Maturity
Three months or less	$15,060
Three through six months	6,223
Six through twelve months	26,785
Greater than twelve months	16,790

Total	$64,858

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Bank believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2006, 74.7% of deposit accounts were certificate of deposit accounts, of which $83 million have maturities of one year or less.

Total deposits at June 30, 2006 were $151.3 million, compared to $136.6 million at June 30, 2005. The Bank’s deposit base is somewhat dependent upon the manufacturing sector of the Bank’s market area. Although the manufacturing sector in the Bank’s market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

The following table sets forth the deposits of the Company by category at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in Thousands)
Demand Deposit	$8,841	5.84%	$7,414	5.43%	$6,811	6.25%
Savings	2,865	1.89%	3,179	2.33%	3,042	2.79%
Money Market and NOW	26,638	17.60%	32,513	23.81%	35,414	32.51%
Time Less Than $100	48,137	31.81%	39,654	29.03%	34,866	32.00%
Time More Than $100	64,858	42.86%	53,813	39.40%	28,812	26.45%

	$151,339	100.00%	$136,573	100.00%	$108,945	100.00%

The average amounts and average rates paid on deposits held by the Bank for the years indicated are summarized below:

	For the Years Ended June 30,
	2006		2005		2004
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in Thousands)
Demand Deposit	$7,845	0.00%	$7,445	0.00%	$5,860	0.00%
Savings	2,878	0.75%	2,945	0.56%	2,907	0.54%
Money Market and NOW	29,858	2.29%	37,085	1.89%	38,382	1.42%
Time Less Than $100	43,700	3.59%	38,245	2.93%	35,118	2.92%
Time More Than $100	63,536	3.88%	37,866	3.41%	26,541	3.35%

	$147,817	3.22%	$123,586	2.57%	$108,808	2.36%

Borrowings. The Bank had total short-term borrowings of $9,500,000 at June 30, 2006. The borrowings consisted of advances from the Federal Home Loan Bank of Atlanta and federal funds purchased. The borrowings carried variable rates ranging from 3.97% to 5.45% at June 30, 2006.

The following table sets forth the maximum month-end balance, average balances and average interest rates for the Bank’s borrowings for the fiscal years indicated.

	Fiscal Year Ended June 30,
	2006	2005	2004
Maximum Outstanding at any month end:
FHLB advances	$9,500,000	$5,000,000	$3,000,000
Federal Funds purchased	2,667,000	3,448,000	—

Average Amount Outstanding:
FHLB advances	$3,708,333	$4,500,000	$2,250,000
Federal Funds purchased	419,227	196,242	—

Average interest rates:
FHLB advances	4.25%	2.48%	1.19%
Federal Funds purchased	4.70%	2.08%	—

Additional Risk Factors

In addition to factors discussed in the description of the business of the Company and Bank and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

The Bank’s ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 61.2% of our real estate loans have rates of interest which are fixed for the term of the loan (“fixed rate”), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Bank’s interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in the Bank having a “negative gap.” At June 30, 2006, our one year interest rate gap was negative 38.5%. As a result, our net interest income will be adversely affected by material and prolonged increases in short-term interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2006, $113 million, or 74.7% of our total deposits were certificate of deposit accounts. $83 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Bank may experience a significant decrease in its deposit accounts.

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

Loans to One Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2006 the Bank was in compliance with its loans-to-one-borrower limitations.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, regulations permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank’s capital position, and requires approval procedures to be followed. At June 30, 2006, the Bank was in compliance with these regulations.

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

Capital Requirements

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2006, the Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. The Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the Federal Deposit Insurance Corporation to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2006, the Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The Bank’s operations also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•	The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

Section of 404 of the Sarbanes-Oxley Act is expected to be applicable to the Company under proposed rules for the fiscal year ending June 30, 2009. Implementation is scheduled to begin during fiscal 2008 and is anticipated to have an impact on earnings.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 2. Properties

(a) The Company currently conducts its business through three full-service banking offices. The following table sets forth the Company’s offices as of June 30, 2006:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
2170 West Evans Street Florence, South Carolina 29505	Owned	2005	—

901 Chesterfield Highway Cheraw, South Carolina 29520	Owned	2004	—

515 Market Street Cheraw, South Carolina 29520	Owned	1981	—

452 Second Loop Road Florence, South Carolina 29504	Building Owned Land Leased	2002 2002	— September 2017 with extension options through 2041.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	None.

(b)	Not applicable.

(c)	Repurchases of registered common stock by the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of that May Shares that May Yet Be Purchased Under the Plans or Programs
April 2006	—	$—	—	48,018	(1)
May 2006	—	$—	—	48,018	(1)
June 2006	1,165	$15.50	1,165	46,853	(1)

(1)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% shares of outstanding common stock at that time (168,000 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in Great Pee Dee Bancorp, Inc.’s 2006 Annual Report to Shareholders is herein incorporated by reference.

Item 7. Financial Statements

Information included in Great Pee Dee Bancorp, Inc.’s 2006 Annual Report to Shareholders is herein incorporated by reference.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*

3.2	Bylaws of Great Pee Dee Bancorp, Inc.*

4.0	Stock Certificate of Great Pee Dee Bancorp, Inc.*

10.2	Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust*

10.3	Employee Agreement for John S. Long**

10.4	2003 Long-Term Incentive Stock Benefit Plan ***

13	Great Pee Dee Bancorp, Inc. 2006 Annual Report to Shareholders

21	Subsidiary List

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.
**	Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 27, 2001.
***	Incorporated herein by reference into this document from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on September 17, 2003.

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

GREAT PEE DEE BANCORP, INC.

Date: September 25, 2006	By:	/s/ John S. Long
John S. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John S. Long	By:	/s/ John M. Digby
	John S. Long, President,		John M. Digby, Chief Financial Officer and Treasurer
	Chief Executive Officer and Director		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: September 25, 2006		Date: September 25, 2006

By:	/s/ Robert M. Bennett, Jr.	By:	/s/ William R. Butler
	Robert M. Bennett, Jr., Director		William R. Butler, Director

Date: September 25, 2006		Date: September 25, 2006

By:	/s/ James C. Crawford	By:	/s/ Henry P. Duvall, IV
	James C. Crawford, III, Chairman		Henry P. Duvall, IV, Director

Date: September 25, 2006		Date: September 25, 2006

By:	/s/ H. Malloy Evans, Jr.	By:	/s/ Herbert W. Watts
	H. Malloy Evans, Jr., Director		Herbert W. Watts, Director

Date: September 25, 2006		Date: September 25, 2006