Form 10QSB
period 2006-09-30
GREAT PEE DEE BANCORP INC
filed 2006-11-13
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, 1,786,169 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2006 (Unaudited)	June 30, 2006*
	(In thousands, except
	share and per share data)
ASSETS

Cash on hand and due from banks	$2,313	$3,355
Interest-earning balances in other banks	774	488
Federal funds sold	399	858

Cash and cash equivalents	3,486	4,701

Investment securities available for sale, at fair value	20,048	20,487

Loans	180,880	177,176
Allowance for loan losses	(1,940)	(1,901)

Net Loans	178,940	175,275

Loans held for sale	705	958
Accrued interest receivable	1,097	1,027
Restricted stock, at cost	1,863	1,998
Premises and equipment, net	5,018	5,017
Real estate acquired in settlement of loans	28	109
Intangible assets	632	679
Other assets	2,420	2,455

TOTAL ASSETS	$214,237	$212,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$155,387	$151,339
Short-term borrowings	9,500	9,500
Long-term borrowings	20,600	23,600
Accrued interest payable	324	287
Advance payments by borrowers for property taxes and insurance	139	121
Accrued expenses and other liabilities	1,424	1,319

TOTAL LIABILITIES	187,374	186,166

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,120	22,094
Unearned ESOP compensation	(667)	(707)
Retained earnings, substantially restricted	11,926	11,746
Accumulated other comprehensive loss	(528)	(675)
Common stock in treasury, at cost (438,448 and 434,448 shares, respectively)	(6,010)	(5,940)

TOTAL STOCKHOLDERS’ EQUITY	26,863	26,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,237	$212,706

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,286	$2,601
Investments	232	284
Deposits in other banks and federal funds sold	27	10

TOTAL INTEREST INCOME	3,545	2,895

INTEREST EXPENSE
Deposit accounts	1,450	974
Short-term borrowings	133	153
Long-term borrowings	241	180

TOTAL INTEREST EXPENSE	1,824	1,307

NET INTEREST INCOME	1,721	1,588
PROVISION FOR LOAN LOSSES	47	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,674	1,468

NON-INTEREST INCOME	290	253

NON-INTEREST EXPENSES
Personnel costs	577	528
Occupancy	152	146
Other	502	484

TOTAL NON-INTEREST EXPENSES	1,231	1,158

INCOME BEFORE INCOME TAXES	733	563
PROVISION FOR INCOME TAXES	280	217

NET INCOME	$453	$346

NET INCOME PER SHARE
Basic	$0.27	$0.20
Diluted	0.26	0.20
CASH DIVIDENDS PER SHARE	$0.16	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,705,855	1,709,851
Effect of outstanding stock options	6,015	7,104

Assuming dilution	1,711,870	1,716,955

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of of common stock	Additional paid-in capital	Unearned ESOP compensation		Accumulated other comprehensive (loss)
						Retained earnings		Treasury stock	Total stockholders’ equity

	Issued	In treasury
	(In thousands, except share and per share data)
Balance at June 30, 2005	2,224,617	423,107	$22	$22,009	$(873)	$11,242	$(388)	$(5,756)	$26,256

Comprehensive income:
Net income	—	—	—	—	—	346	—	—	346
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(32)	—	(32)

Total comprehensive income									314

Exercise of stock options	—	(3,284)	—	(45)	—	—	—	45	—
Shares traded to exercise options	—	2,239	—	36	—	—	—	(36)	—
RRP and incentive shares earned	—	—	—	—	14	—	—	—	14
Release of ESOP shares	—	—	—	21	30	—	—	—	51
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(273)	—	—	(273)

Balance at September 30, 2005	2,224,617	422,062	$22	$22,021	$(829)	$11,315	$(420)	$(5,747)	$26,362

Balance at June 30, 2006	2,224,617	434,448	$22	$22,094	$(707)	$11,746	$(675)	$(5,940)	$26,540

Comprehensive income:
Net income	—	—	—	—	—	453	—	—	453
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	147	—	147

Total comprehensive income									600

Purchase of treasury shares	—	9,000	—	—	—	—	—	(138)	(138)
Exercise of stock options	—	(1,000)	—	1	—	—	—	12	13
Reclassification of Unearned Compensation -	—	—	—	(1)	12	—	—	—	11
RRP Shares Issued	—	(4,000)	—	6	—	—	—	56	62
Release of ESOP shares	—	—	—	20	28	—	—	—	48
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(273)	—	—	(273)

Balance at September 30, 2006	2,224,617	438,448	$22	$22,120	$(667)	$11,926	$(528)	$(6,010)	$26,863

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$453	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	125
Loss on sale of foreclosed real estate	3	—
Gain on sale of loans held for sale	(22)	(46)
Loss on sale of available for sale investments	7	—
Provision for loan losses	47	120
Release of ESOP shares	48	51
Stock based compensation	15	14
Proceeds from sales of loans held for sale	2,788	4,237
Originations of loans held for sale	(2,513)	(3,703)
Change in assets and liabilities:
Increase in accrued interest receivable	(70)	(102)
Increase (decrease) in accrued interest payable	37	(18)
Increase in other assets	4	(49)
Increase in other liabilities	104	378

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,033	1,353

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(249)	19
Proceeds from sale and maturities of available-for-sale investments	918	984
Net increase in loans	(3,732)	(10,260)
(Purchase) sale of restricted stock	135	(477)
Purchases of property and equipment	(86)	(48)
Proceeds from sale of foreclosed real estate	98	118

NET CASH USED BY INVESTING ACTIVITIES	(2,916)	(9,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	4,048	4,074
Proceeds from long-term borrowings	7,000	10,600
Decrease in advances from borrowers	18	62
Purchase of treasury stock	(138)	—
Repayment of long-term borrowings	(10,000)	—
Repayment of short-term borrowings	—	(3,448)
Cash dividends paid	(273)	(273)
Tax benefit from exercise of stock options	1	—
Exercise of stock options	12	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	668	11,015

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,215)	2,704
CASH AND CASH EQUIVALENTS, BEGINNING	4,701	2,033

CASH AND CASH EQUIVALENTS, ENDING	$3,486	$4,737

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. This quarterly report should be read in conjunction with such annual report.

NOTE B - STOCK- BASED COMPENSATION

Effective July 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No.123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No.123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has three share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was approximately $15,000 for the three months ended September 30, 2006. The Company recorded an approximate $6,000 deferred tax benefit related to share-based compensation during the quarter ended September 30, 2006.

At the Company’s first annual meeting of stockholders held on January 7, 1999, the Company’s stockholders approved the 1998 Recognition and Retention Plan (the “RRP”). Under the RRP, 88,874 shares of common stock were reserved for issuance to key officers and directors with vesting of the awards determined at the time of the grant. The Company recognizes compensation costs over the vesting period of the RRP shares granted as shares are earned. Within the Plan, 81,392 shares have been granted as of September 30, 2006, leaving 7,482 shares that can be granted.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B - STOCK- BASED COMPENSATION (Continued)

At the Company’s annual meeting held on January 7, 1999, the stockholders approved the Great Pee Dee Bancorp, Inc. Stock Option Plan (the “SOP”). The SOP provides for the issuance to directors, officers and employees of the Bank options to purchase up to 242,233 shares of the Company’s common stock. Options granted to directors, executive officers, and employees vest over terms up to three years. All options will expire if not exercised within ten years from the date of grant. Within the Plan, 234,999 shares have been granted as of September 30, 2006, leaving 7,234 options that can be granted.

The 2003 Long Term Incentive Stock Benefit Plan was approved at the 2003 Annual Meeting and authorizes up to 88,388 shares of common stock to be granted in either stock options or stock awards for issuance to key officers and directors with vesting of the awards determined at the time of the grant. Within the Plan, 13,000 shares have been granted as of September 30, 2006; of which four thousand shares were granted as stock awards in the quarter ending September 30, 2006, leaving 75,388 options or shares that can be granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the quarter ended September 30, 2006. The Company granted 2,239 stock options for the quarter ended September 30, 2005 with a fair value of $2.15 per option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarter ended September 2005.

Quarter Ended September 30, 2005

Dividend yield	1.25%
Risk-free interest rate	5.00%
Volatility	25.00%
Expected life	2 Years

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B - STOCK- BASED COMPENSATION (Continued)

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the three month period ended September 30, 2006, is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

At June 30, 2006	125,515	$15.70

Exercised	(1,000)	12.25
Authorized	—	—
Forfeited	—	—
Granted	—	—

Outstanding at September 30, 2006	124,515	$15.73	2.9 Years	$134,420

Exercisable at September 30, 2006	124,515	$15.73	2.9 Years	$134,420

For the quarters ended September 30, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $2,000 and $17,000. The fair value of options vested during the periods was approximately $0 and $3,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended September 30, 2006 was $12,000. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,000 for the three months ended September 30, 2006.

Restricted Stock

A summary of the status of the Company’s restricted stock as of September 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted average grant date fair value

Balance - June 30, 2006	3,000	$17.05
Granted	4,000	15.45
Vested	—	—
Forfeited	—	—

Balance - September 30, 2006	7,000	$16.14

The fair value of restricted stock vested over the quarters ended September 30, 2006 and 2005, respectively was $15,000 and $14,000.

As of September 30, 2006, there was $65,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B - STOCK- BASED COMPENSATION (Continued)

The Company funds the option shares and restricted stock from authorized but unissued shares and treasury stock. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows:

Income before income tax expense	$—
Net income	$—

Cash flow from operating activities	$(1)
Cash flow provided by financing activities	$1

Basic earnings per share	$—
Diluted earnings per share	$—

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year quarter ended September 30, 2005 (in thousands, except per share data):

September 30, 2005

Net income:
As reported	$346
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	9

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	19

Pro forma	$336

Basic net income per share:
As reported	$0.20
Pro forma	0.20

Diluted net income per share:
As reported	$0.20
Pro forma	0.20

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE C - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options. Anti-dilutive options were not included in the income per share computations. Approximately 85,000 options were anti-dilutive for the quarter ending September 30, 2006.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Net income	$453	$346

Reclassification adjustment for losses realized in income, net of tax	4	—

Other comprehensive income:
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	143	(32)

Total comprehensive income	$600	$314

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

NOTE F - RECLASSIFICATIONS

Certain amounts in the September 2005 financial statements have been reclassified to conform to the September 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

Due to the estimation process and the potential materiality of the amounts involved, the Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company’s consolidated financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. All non-accrual loans are considered impaired.

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Interest Income Recognition

The accrual of interest on loans is discontinued at the time the loan is 90 days past due or impaired. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status at an earlier date if collection of principal or interest is considered doubtful according to internal evaluation policies.

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

Recent Accounting Pronouncements

See Note E to the financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Forward-looking Statements

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

Comparison of Financial Condition at

September 30, 2006 and June 30, 2006

Total assets increased by $1.5 million during the three months ended September 30, 2006, from $212.7 million at June 30, 2006, to $214.2 million at September 30, 2006. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $600,000, to $21.2 million at September 30, 2006, representing 9.9% of total assets at that date as compared with $21.8 million or 10.3% of total assets at June 30, 2006. The decrease was a result of pay-downs of mortgage backed securities.

Loans receivable increased by $3.7 million from $177.2 million at June 30, 2006, to $180.9 million at September 30, 2006, primarily due to an increase in real estate loans. Funding for loan growth was provided by customer certificate of deposit transactions.

Total deposits increased by $4.1 million or 2.7% from $151.3 million at June 30, 2006, to $155.4 million at September 30, 2006, primarily due to growth in customer certificate of deposits. Funds provided by the overall increase in deposit accounts were used to fund loan growth and repayment of borrowings.

Total stockholders’ equity increased by $300,000, from $26.5 million at June 30, 2006, to $26.8 million at September 30, 2006. The increase in stockholders’ equity from net income and increases in the fair market value of available for sale securities was offset by cash dividends paid and treasury stock repurchases.

Comparison of Results of Operations for the

Three Months Ended September 30, 2006 and 2005

Net Income. Net income for the quarter ended September 30, 2006 was $453,000, an increase of $107,000 from net income of $346,000 for the quarter ended September 30, 2005. On a per share basis, net income for the current quarter was $0.26 per diluted share as compared with $0.20 per diluted share for the first quarter of the last fiscal year. The increase in net income was a result of an increase in interest income on loans and was partially offset by an increase in interest expense.

Net Interest Income. Net interest income for the quarter ended September 30, 2006 was $1.7 million as compared with $1.6 million during the quarter ended September 30, 2005. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the quarter.

Provision for Loan Losses. The provision for loan losses totaled $47,000 in the current quarter, compared to $120,000 in the quarter ended September 30, 2005.

Although we experienced growth in loans receivable during the quarter ended September 30, 2006, of $3.7 million, a decrease in non-performing loans from September 30, 2005 to 2006 reduced the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $47,000. The decline of non-performing loans reflects an increase in our credit quality. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the quarters ended September 30, 2006 and 2005, respectively.

	For the Three Months Ended September 30,

	2006	2005
Balance at the beginning of the period	$1,901	$1,593

Charge-offs:
Real estate mortgage	1	—
Installment loans to individuals	8	64

	9	64

Recoveries:
Real estate mortgage	—	—
Installment loans to individuals	1	17

	1	17

Net charge-offs	(8)	(47)

Provision for loan losses	47	120

Balance at end of period	$1,940	$1,666

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.03%

Non-Interest Income. Non-interest income increased by $37,000, from $253,000 for the three months ended September 30, 2005 to $290,000 for the three months ended September 30, 2006. This increase is due primarily to increases in other income and deposit service charges of $60,000 and $20,000, respectively and offset by decreases in secondary market loan income and investment service income of $24,000 and $18,000, respectively.

Non-Interest Expenses. Non-interest expenses increased $73,000 for the three months ending September 30, 2006 when compared to the same period in 2005. This increase was largely attributable to other expenses including data processing and a decrease in deferred FASB 91 loan origination personnel costs when compared to the September 2005 quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.2% and 38.5% for the quarters ended September 30, 2006 and 2005, respectively.

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

	September 30, 2006	June 30, 2006	September 30, 2005

	(Dollars in thousands)
Nonaccrual loans	$581	$555	$1,403
Restructured loans	—	—	—

Total nonperforming loans	581	555	1,403

Real estate and other assets owned	28	110	95

Total nonperforming assets	$609	$665	$1,498

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,940	1,901	1,666
Nonperforming loans to period-end loans	0.32%	0.31%	0.84%
Allowance for loan losses to period-end loans	1.07%	1.07%	1.01%
Allowance for loan losses to nonperforming loans	333.91%	342.45%	118.7%
Nonperforming assets to total assets	0.28%	0.31%	0.72%

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of September 30, 2006		As of June 30, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, Financial & Agricultural	$96	4.66%	$100	4.38%
Real Estate - construction	214	15.65%	208	15.54%
Real Estate - mortgage	1,237	76.62%	1,225	77.14%
Installment loans to individuals	98	2.76%	89	2.63%
Other	62	0.31%	51	0.31%
Unallocated	233	N/A	228	N/A

	$1,940	100.00%	$1,901	100.00%

Liquidity and Capital Resources

During the three months ended September 30, 2006 the Company paid cash dividends of $0.16 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of September 30, 2006, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $23.5 million, which represents 15.1% of deposits. At that date, outstanding loan commitments were $7.9 million. The undisbursed portion of construction loans was $8.2 million and undrawn lines of credit totaled $9.9 million. Brokered certificates of deposit scheduled to mature within the next year total $13.7 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At September 30, 2006, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee’s funds is dividends received from the Bank. A $3 million dividend was paid by the Bank to Great Pee Dee in the first quarter ending September 2006, for the fiscal year ending June 30, 2007. Under Office of Thrift Supervision regulations, prior notice is required to be given to the Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of registered common stock by the Company:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1st through July 31st, 2006	5,000	$15.51	5,000	41,853
August 1st through August 31st, 2006	4,000	$15.15	4,000	37,853
September 1st through September 30th, 2006	—	—	—	37,853

(1)	The repurchases of common stock for the quarter were not part of the publicly announced share repurchase program. The repurchases were a result of a privately negotiated transaction.
(2)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% of shares of outstanding common stock at that time (168,600 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001 increasing the shares available to repurchase to 178,387. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: November 13, 2006	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: November 13, 2006	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer