Form 10QSB
period 2006-12-31
GREAT PEE DEE BANCORP INC
filed 2007-02-14
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of February 2, 2007, 1,789,421 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Part L. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2006 (Unaudited)	June 30, 2006*
	(In thousands, except share and per share data)
ASSETS

Cash on hand and due from banks	$2,595	$3,355
Interest-earning balances in other banks	554	488
Federal funds sold	1,494	858

Cash and cash equivalents	4,643	4,701
Investment securities available for sale, at fair value	19,607	20,487
Loans	186,570	177,176
Allowance for loan losses	(1,989)	(1,901)

Net loans	184,581	175,275
Loans held for sale	203	958
Accrued interest receivable	1,173	1,027
Restricted stock, at cost	2,034	1,998
Premises and equipment, net	4,987	5,017
Real estate acquired in settlement of loans	27	109
Intangible assets	586	679
Other assets	2,316	2,455

TOTAL ASSETS	$220,157	$212,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$157,592	$151,339
Short-term borrowings	9,500	9,500
Long-term borrowings	24,400	23,600
Accrued interest payable	377	287
Advance payments by borrowers for property taxes and insurance	26	121
Accrued expenses and other liabilities	1,125	1,319

TOTAL LIABILITIES	193,020	186,166

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,082	22,094
Unearned ESOP compensation	(633)	(707)
Retained earnings, substantially restricted	12,035	11,746
Accumulated other comprehensive loss	(399)	(675)
Common stock in treasury, at cost (435,136 and 434,448 shares, respectively)	(5,970)	(5,940)

TOTAL STOCKHOLDERS’ EQUITY	27,137	26,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,157	$212,706

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$3,414	$2,881	$6,700	$5,482
Investments	226	281	458	565
Deposits in other banks and federal funds sold	13	31	40	41

TOTAL INTEREST INCOME	3,653	3,193	7,198	6,088

INTEREST EXPENSE
Deposit accounts	1,603	1,175	3,053	2,149
Short-term borrowings	140	48	273	130
Long-term borrowings	269	310	510	561

TOTAL INTEREST EXPENSE	2,012	1,533	3,836	2,840

NET INTEREST INCOME	1,641	1,660	3,362	3,248

PROVISION FOR LOAN LOSSES	60	97	107	217

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,581	1,563	3,255	3,031

NON-INTEREST INCOME	257	201	547	454

NON-INTEREST EXPENSES
Personnel costs	572	541	1,149	1,069
Occupancy	153	144	305	290
Other	495	455	997	939

TOTAL NON-INTEREST EXPENSES	1,220	1,140	2,451	2,298

INCOME BEFORE INCOME TAXES	618	624	1,351	1,187

PROVISION FOR INCOME TAXES	237	246	517	463

NET INCOME	$381	$378	$834	$724

NET INCOME PER SHARE
Basic	$0.22	$0.22	$0.49	$0.42
Diluted	0.22	0.22	0.49	0.42

CASH DIVIDENDS PER SHARE	$0.16	$0.16	$0.32	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,705	1,713	1,709	1,713
Effect of outstanding stock options	6	7	6	7

Assuming dilution	1,711	1,720	1,715	1,720

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of common stock	Additional paid-in capital	Unearned ESOP compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
			(In thousands, except share and per share data)
Balance at June 30, 2005	2,224,617	423,107	$22	$22,009	$(873)	$11,242	$(388)	$(5,756)	$26,256

Comprehensive income:
Net income	—	—	—	—	—	724	—	—	724
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(232)	—	(232)

Total comprehensive income									492

Exercise of stock options	—	(1,045)	—	(9)	—	—	—	9	—
RRP and incentive shares earned	—	—	—	—	29	—	—	—	29
Release of ESOP shares	—	—	—	41	60	—	—	—	101
Cash dividends paid ($0.32 per share)	—	—	—	—	—	(546)	—	—	(546)

Balance at December 31, 2005	2,224,617	422,062	$22	$22,041	$(784)	$11,420	$(620)	$(5,747)	$26,332

Balance at June 30, 2006	2,224,617	434,448	$22	$22,094	$(707)	$11,746	$(675)	$(5,940)	$26,540

Comprehensive income:
Net income	—	—	—	—	—	834	—	—	834
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	276	—	276

Total comprehensive income									1,110

Purchase of treasury shares	—	9,073	—	—	—	—	—	(139)	(139)
Exercise of stock options	—	(4,385)	—	(19)	—	—	—	54	35
Stock based compensation	—	—	—	29	—	—	—	—	29
Tax benefit option exercise	—	—	—	9	—	—	—	—	9
Reclassification of unearned compensation	—	—	—	(19)	19	—	—	—	—
RRP shares issued	—	(4,000)	—	(55)	—	—	—	55	—
Release of ESOP shares	—	—	—	43	55	—	—	—	98
Cash dividends paid ($0.32 per share)	—	—	—	—	—	(545)	—	—	(545)

Balance at December 31, 2006	2,224,617	435,136	$22	$22,082	$(633)	$12,035	$(399)	$(5,970)	$27,137

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$834	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	252
Loss (gain) on sale of foreclosed real estate	(4)	1
Gain on sale of loans held for sale	(42)	(77)
Loss on sale of available for sale investments	7	—
Provision for loan losses	107	217
Release of ESOP shares	98	101
Stock based compensation	29	29
Excess tax benefit from stock option transaction	(9)	—
Proceeds from sales of loans held for sale	5,016	7,140
Originations of loans held for sale	(4,219)	(6,854)
Change in assets and liabilities:
Increase in accrued interest receivable	(146)	(176)
Increase in accrued interest payable	90	7
Decrease in other assets	(28)	(169)
(Decrease) increase in other liabilities	(186)	323

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,805	1,518

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(397)	(313)
Proceeds from sale and maturities of available-for-sale investments	1,715	1,787
Proceeds from the sale of land	—	150
Net increase in loans	(9,640)	(19,202)
Purchase of restricted stock	(36)	(279)
Purchases of property and equipment	(135)	(1,264)
Proceeds from sale of foreclosed real estate	312	118

NET CASH USED BY INVESTING ACTIVITIES	(8,181)	(19,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	6,253	14,174
Proceeds from long-term borrowings	10,800	11,200
Decrease in advances from borrowers	(95)	(107)
Purchase of treasury stock	(139)	—
Repayment of long-term borrowings	(10,000)	—
Repayment of short-term borrowings	—	(5,771)
Cash dividends paid	(545)	(546)
Tax benefit from exercise of stock options	9	—
Exercise of stock options	35	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,318	18,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58)	1,465
CASH AND CASH EQUIVALENTS, BEGINNING	4,701	2,033

CASH AND CASH EQUIVALENTS, ENDING	$4,643	$3,498

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month and six-month periods ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

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

The Company has three share-based compensation plans in effect at December 31, 2006. The compensation cost that has been charged against income for those plans was approximately $14,000 for the three months ended December 31, 2006 and $29,000 for the six months ended December 31, 2006. The Company recorded an approximate $5,000 deferred tax benefit related to share-based compensation during the quarter ended December 31, 2006 and $11,000 deferred tax benefit for the six months ended December 31, 2006.

At the Company’s first annual meeting of stockholders held on January 7, 1999, the Company’s stockholders approved the 1998 Recognition and Retention Plan (the “RRP”). Under the RRP, 88,874 shares of common stock were reserved for issuance to key officers and directors with vesting of the awards determined at the time of the grant. The Company recognizes compensation costs over the vesting period of the RRP shares granted as shares are earned. Within the Plan, 81,392 shares have been granted as of December 31, 2006, leaving 7,482 shares that can be granted.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B - STOCK- BASED COMPENSATION (Continued)

At the Company’s annual meeting held on January 7, 1999, the stockholders approved the Great Pee Dee Bancorp, Inc. Stock Option Plan (the “SOP”). The SOP provides for the issuance to directors, officers and employees of the Bank options to purchase up to 242,233 shares of the Company’s common stock. Options granted to directors, executive officers, and employees vest over terms up to three years. All options will expire if not exercised within ten years from the date of grant. Within the Plan, 234,999 shares have been granted as of December 31, 2006, leaving 7,234 options that can be granted.

The 2003 Long Term Incentive Stock Benefit Plan was approved at the 2003 Annual Meeting and authorizes up to 88,388 shares of common stock to be granted in either stock options or stock awards for issuance to key officers and directors with vesting of the awards determined at the time of the grant. Within the Plan, 13,000 shares have been granted as of December 31, 2006; no shares were granted as stock awards in the quarter ending December 31, 2006, leaving 75,388 options or shares that can be granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the six months ended December 31, 2005. The Company granted 2,727 reload stock options for the six months ended December 31, 2006 with a fair value of $1.57 per option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarter ended December 2006.

Quarter Ended December 31, 2006
Dividend yield	4.30%
Risk-free interest rate	4.75%
Volatility	18.00%
Expected life	2 Years

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B - STOCK- BASED COMPENSATION (Continued)

A summary of option activity under the stock option plans as of December 31, 2006, and changes during the six month period ended December 31, 2006, is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
At June 30, 2006	125,515	$15.70
Exercised	(7,112)	11.10
Authorized	—	—
Forfeited	—	—
Granted	2,727	16.00

Outstanding at December 31, 2006	121,130	$15.98	2.7 Years	$96,452

Exercisable at December 31, 2006	121,130	$15.98	2.7 Years	$96,452

For the quarters ended December 31, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $32,000 and $0. For the six months ended December 31, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $34,000 and $17,000. The fair value of options vested for the quarters ended December 31, 2006 and 2005 was approximately $4,000 and $0, respectively. The fair value of options vested for the six months ended December 31, 2006 and 2005 was approximately $4,000 and $3,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended December 31, 2006 was $22,000 and $35,000 for the six month period ended December 31, 2006. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8,000 for the three months ended December 31, 2006 and $9,000 for the six month period ended December 31, 2006.

Restricted Stock

A summary of the status of the Company’s restricted stock as of December 31, 2006, and changes during the six month period ended is presented below:

	Shares	Weighted average grant date fair value
Balance - June 30, 2006	3,000	$17.05
Granted	4,000	15.45
Vested	(3,000)	17.05
Forfeited	—	—

Balance - December 31, 2006	4,000	$15.45

The fair value of restricted stock vested over the quarters ended December 31, 2006 and 2005, respectively was $10,000 and $14,000 and the fair value of restricted stock vested over the six month periods ended December 31, 2006 and 2005, respectively was $25,000 and $29,000.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B - STOCK- BASED COMPENSATION (Continued)

As of December 31, 2006, there was $55,400 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

The Company funds the option shares and restricted stock from authorized but unissued shares and treasury stock. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/ (decrease) of the adoption of SFAS 123R is as follows:

	Three Months Ended December 31, 2006	Six Months Ended December 31, 2006
Income before income tax expense	$(4)	$(4)
Net income	$(3)	$(3)

Cash flow from operating activities	$(8)	$(9)
Cash flow provided by financing activities	$8	$9

Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the three and six months ended December 31, 2005 (in thousands, except per share data):

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$378	$724

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	18

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	20

Pro forma	$378	$722

Basic net income per share:
As reported	$.22	$.42
Pro forma	.22	.42

Diluted net income per share:
As reported	$.22	$.42
Pro forma	.22	.42

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE C - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options. Anti-dilutive options were not included in the income per share computations. Approximately 88,000 options were anti-dilutive for the quarter and six months ending December 31, 2006.

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$381	$378	$834	$724

Reclassification adjustment for losses realized in income, net of tax	—	—	4	—

Other comprehensive income:
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	129	(200)	272	(232)

Total comprehensive income	$510	$178	$1,110	$492

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending June 30, 2007. The effects of adopting the provisions of SAB 108 have not yet been determined. The Company is currently analyzing the effects of SAB 108 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

NOTE F - RECLASSIFICATIONS

Certain amounts in the December 2005 income statement have been reclassified to conform to the December 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

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

Comparison of Financial Condition at

December 31, 2006 and June 30, 2006

Total assets increased by $7.5, from $212.7 million at June 30, 2006, to $220.2 million at December 31, 2006. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $178,000, to $21.7 million at December 31, 2006, representing 9.8% of total assets at that date as compared with $21.8 million or 10.3% of total assets at June 30, 2006. The decrease was a result of pay-downs of mortgage backed securities.

Loans receivable increased by $9.4 million from $177.2 million at June 30, 2006, to $186.6 million at December 31, 2006, primarily due to an increase in real estate loans. Funding for loan growth was provided by customer certificate of deposit transactions and long-term FHLB advances.

Total deposits increased by $6.3 million or 4.1% from $151.3 million at June 30, 2006, to $157.6 million at December 31, 2006, primarily due to growth in customer certificate of deposits. Funds provided by the overall increase in deposit accounts were used to fund loan growth.

Total stockholders’ equity increased by $597,000, from $26.5 million at June 30, 2006, to $27.1 million at December 31, 2006. The increase in stockholders’ equity from net income and increases in the fair market value of available for sale securities was offset by cash dividends paid and treasury stock repurchases.

Comparison of Results of Operations for the

Three Months Ended December 31, 2006 and 2005

Net Income. Net income for the quarter ended December 31, 2006 was $381,000 an increase of $3,000 from net income of $378,000 for the quarter ended December 31, 2005. On a per share basis, net income was $0.22 per diluted share for the quarters ended December 31, 2006 and 2005. The increase in net income was a result of an increase in interest income on loans and was offset by an increase in interest expense.

Net Interest Income. Net interest income for the quarter ended December 31, 2006 was $1.6 million as compared with $1.7 million during the quarter ended December 31, 2005. Both interest income and interest expense increased primarily due to the increase in average loans and deposits and increases in rates over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the quarter.

Provision for Loan Losses. The provision for loan losses totaled $60,000 in the current quarter, compared to $97,000 in the quarter ended December 31, 2005.

Although we experienced growth in loans receivable during the quarter ended December 31, 2006, of $5.6 million, a decrease in non-performing loans from December 31, 2005 to 2006 reduced the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $60,000. The decline of non-performing loans reflects an increase in our credit quality. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the quarters ended December 31, 2006 and 2005, respectively.

	For the Three Months Ended December 31,
	2006	2005
Balance at the beginning of the period	$1,940	$1,666

Charge-offs:
Real estate mortgage	—	6
Installment loans to individuals	12	—

	12	6

Recoveries:
Real estate mortgage		—
Installment loans to individuals	1	3

	1	3

Net charge-offs	11	3

Provision for loan losses	60	97

Balance at end of period	$1,989	$1,760

Ratio of net charge-offs during the period to average loans outstanding during the period	.0001%	.0002%

Non-Interest Income. Non-interest income increased by $56,000, from $201,000 for the three months ended December 31, 2005 to $257,000 for the three months ended December 31, 2006. This increase is due primarily to increases investments services income and deposit service charges of $28,000 and $25,000, respectively.

Non-Interest Expenses. Non-interest expenses increased $80,000 from $1.1 million for the three months ending December 31, 2005 to $1.2 million for the same period in 2005. This increase was largely attributable to other expenses including data processing and other professional fees offset by a decrease in advertising when compared to the 2005 period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.3% and 39.4% for the quarters ended December 31, 2006 and 2005, respectively.

Comparison of Results of Operations for the

Six Months Ended December 31, 2006 and 2005

Net Income. Net income for the six months ended December 31, 2006 was $834,000, an increase of $110,000 from net income of $724,000 for the six months ended December 31, 2005. On a per share basis, net income for the current period was $0.49 per diluted share as compared with $0.42 per diluted share for the first six months of the last fiscal year. The increase in net income was a result of an increase in interest income on loans and was offset by an increase in total interest expense.

Net Interest Income. Net interest income for the six months ended December 31, 2006 was $3.4 million as compared with $3.2 million during the six months ended December 31, 2005. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the six month period.

Provision for Loan Losses. The provision for loan losses totaled $107,000 in the current six month period, compared to $217,000 in the six months ended December 31, 2005.

Although we experienced growth in loans receivable during the six month period ended December 31, 2006, of $9.4 million, a decrease in non-performing loans from December 31, 2005 to 2006 reduced the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $107,000. The decline of non-performing loans reflects an increase in our credit quality. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the six months ended December 31, 2006 and 2005, respectively.

	For the Six Months Ended December 31,
	2006	2005
Balance at the beginning of the period	$1,901	$1,593

Charge-offs:
Real estate mortgage	1	6
Installment loans to individuals	20	64

	21	70

Recoveries:
Real estate mortgage	—	1
Installment loans to individuals	2	19

	2	20

Net charge-offs	19	50

Provision for loan losses	107	217

Balance at end of period	$1,989	$1,760

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0001%	0.03%

Non-Interest Income. Non-interest income increased by $93,000 from $454,000 for the six months ended December 31, 2005 to $547,000 for the six months ended December 31, 2006. This increase is due primarily to increases in other income, deposit service charges and investment services income of $60,000, $25,000 and $29,000, respectively and offset a decrease in secondary market loan income.

Non-Interest Expenses. Non-interest expenses increased $153,000 from $2.3 million for the six months ending December 31, 2005 to $2.5 million for the same period in 2005. This increase was largely attributable to other expenses including data processing and other professional fees and offset by a decrease in advertising and a decrease in deferred FASB 91 loan origination personnel costs when compared to the 2005 period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.3% and 39.0% for the six months ended December 31, 2006 and 2005, respectively.

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

	December 31, 2006	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$872	$555	$1,036
Restructured loans	—	—	—

Total nonperforming loans	872	555	1,036
Real estate and other assets owned	27	110	282

Total nonperforming assets	$899	$665	$1,318

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,989	1,901	1,760
Nonperforming loans to period-end loans	0.47%	0.31%	0.59%
Allowance for loan losses to period-end loans	1.07%	1.07%	1.01%
Allowance for loan losses to nonperforming loans	228.10%	342.45%	169.88%
Nonperforming assets to total assets	0.41%	0.31%	0.61%

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of December 31, 2006		As of June 30, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$108	3.81%	$100	4.38%
Real Estate - construction	254	17.74%	208	15.54%
Real Estate - mortgage	1,233	75.01%	1,225	77.14%
Installment loans to individuals	100	3.18%	89	2.63%
Other	66	0.26%	51	0.31%
Unallocated	228	N/A	228	N/A

	$1,989	100.00%	$1,901	100.00%

Liquidity and Capital Resources

During the six months ended December 31, 2006 the Company paid cash dividends of $0.32 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of December 31, 2006, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $24.3 million, which represents 15.4% of deposits. At that date, outstanding loan commitments were $8.3 million. The undisbursed portion of construction loans was $9.0 million and undrawn lines of credit totaled $10.7 million. Brokered certificates of deposit scheduled to mature within the next year total $13.7 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At December 31, 2006, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

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

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting management, in a timely manner, to material information relating to the Company required to be included in the Company’s periodic SEC Filings. There have been no changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock by the Company during the quarter ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on October 11, 2006. Of the 1,785,169 shares entitled to vote at the meeting, 1,692,795 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect two members of the Board of Directors for three-year terms until the Annual Meeting of Shareholders in 2009. Votes for each nominee were as follows:

Name	For	Withheld
William R. Butler	1,691,908	887
H. Malloy Evans Jr.	1,682,008	10,787

The following directors continued in office after the meeting:

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for the year ending June 30, 2007.

For	Against	Abstain
1,691,057	151	1,587

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: February 14, 2007	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: February 14, 2007	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer