Form 10QSB
period 2007-03-31
GREAT PEE DEE BANCORP INC
filed 2007-05-14
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 09, 2007, 1,789,981 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2007 (Unaudited)	June 30, 2006*
	(In thousands, except share and per share data)
ASSETS
Cash on hand and due from banks	$2,433	$3,355
Interest-earning balances in other banks	658	488
Federal funds sold	—	858

Cash and cash equivalents	3,091	4,701

Investment securities available for sale, at fair value	17,444	20,487

Loans	187,938	177,176
Allowance for loan losses	(1,997)	(1,901)

Net loans	185,941	175,275

Loans held for sale	1,119	958
Accrued interest receivable	1,158	1,027
Restricted stock, at cost	1,920	1,998
Premises and equipment, net	4,947	5,017
Real estate acquired in settlement of loans	37	109
Intangible assets	540	679
Other assets	2,797	2,455

TOTAL ASSETS	$218,994	$212,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$152,702	$151,339
Short-term borrowings	12,878	9,500
Long-term borrowings	24,400	23,600
Accrued interest payable	405	287
Advance payments by borrowers for property taxes and insurance	89	121
Accrued expenses and other liabilities	1,180	1,319

TOTAL LIABILITIES	191,654	186,166

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,106	22,094
Unearned ESOP compensation	(607)	(707)
Retained earnings, substantially restricted	12,127	11,746
Accumulated other comprehensive loss	(345)	(675)
Common stock in treasury, at cost (434,636 and 434,448 shares, respectively)	(5,963)	(5,940)

TOTAL STOCKHOLDERS’ EQUITY	27,340	26,540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,994	$212,706

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans	$3,374	$2,941	$10,074	$8,423
Investments	212	271	670	836
Deposits in other banks and federal funds sold	51	23	91	64

TOTAL INTEREST INCOME	3,637	3,235	10,835	9,323

INTEREST EXPENSE
Deposit accounts	1,617	1,248	4,670	3,397
Short-term borrowings	140	174	413	304
Long-term borrowings	295	114	805	675

TOTAL INTEREST EXPENSE	2,052	1,536	5,888	4,376

NET INTEREST INCOME	1,585	1,699	4,947	4,947

PROVISION FOR LOAN LOSSES	41	23	148	240

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,544	1,676	4,799	4,707

NON-INTEREST INCOME	322	172	869	626

NON-INTEREST EXPENSES
Personnel costs	626	548	1,775	1,617
Occupancy	147	141	452	431
Other	499	506	1,496	1,445

TOTAL NON-INTEREST EXPENSES	1,272	1,195	3,723	3,493

INCOME BEFORE INCOME TAXES	594	653	1,945	1,840

PROVISION FOR INCOME TAXES	227	245	744	708

NET INCOME	$367	$408	$1,201	$1,132

NET INCOME PER SHARE
Basic	$.21	$.24	$.70	$.66
Diluted	.21	.24	.70	.65

CASH DIVIDENDS PER SHARE	$.16	$.16	$.48	$.48

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,719	1,720	1,718	1,722
Effect of outstanding stock options	6	7	5	7

Assuming dilution	1,725	1,727	1,723	1,729

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of common stock	Additional paid-in capital	Unearned ESOP compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
	(In thousands, except share and per share data)
Balance at June 30, 2005	2,224,617	423,107	$22	$22,009	$(873)	$11,242	$(388)	$(5,756)	$26,256

Comprehensive income:
Net income	—	—	—	—	—	1,132	—	—	1,132
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(258)	—	(258)

Total comprehensive income									874

Purchase of treasury shares	—	11,721	—	—	—	—	—	(182)	(182)
Exercise of stock options	—	(1,045)	—	(9)	—	—	—	9	—
RRP and incentive shares earned	—	—	—	—	43	—	—	—	43
Release of ESOP shares	—	—	—	63	88	—	—	—	151
Cash dividends paid ($0.48 per share)	—	—	—	—	—	(822)	—	—	(822)

Balance at March 31, 2006	2,224,617	433,783	$22	$22,063	$(742)	$11,552	$(646)	$(5,929)	$26,320

Balance at June 30, 2006	2,224,617	434,448	$22	$22,094	$(707)	$11,746	$(675)	$(5,940)	$26,540

Comprehensive income:
Net income	—	—	—	—	—	1,201	—	—	1,201
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	330	—	330

Total comprehensive income									1,531

Purchase of treasury shares	—	9,073	—	—	—	—	—	(139)	(139)
Exercise of stock options	—	(4,885)	—	(19)	—	—	—	61	42
Stock based compensation	—	—	—	33	—	—	—	—	33
Tax benefit option exercise	—	—	—	9	—	—	—	—	9
Reclassification of unearned compensation	—	—	—	(19)	19	—	—	—	—
RRP shares issued	—	(4,000)	—	(55)	—	—	—	55	—
Release of ESOP shares	—	—	—	63	81	—	—	—	144
Cash dividends paid ($0.48 per share)	—	—	—	—	—	(820)	—	—	(820)

Balance at March 31, 2007	2,224,617	434,636	$22	$22,106	$(607)	$12,127	$(345)	$(5,963)	$27,340

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,201	$1,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	379
Loss (gain) on sale of foreclosed real estate	(4)	8
Gain on sale of loans held for sale	(58)	(59)
Gain on sale of restricted stock	(83)	—
Loss on sale of available for sale investments	7	24
Provision for loan losses	148	240
Release of ESOP shares	144	151
Stock based compensation	33	43
Excess tax benefit from stock option transaction	(9)	—
Proceeds from sales of loans held for sale	7,249	21,141
Originations of loans held for sale	(7,352)	(8,952)
Change in assets and liabilities:
Increase in accrued interest receivable	(131)	(188)
Increase in accrued interest payable	118	38
Decrease in other assets	(80)	(119)
(Decrease) increase in other liabilities	(130)	252

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,434	14,090

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(414)	(287)
Proceeds from sale and maturities of available-for-sale investments	3,983	3,311
Proceeds from the sale of land	—	150
Purchase of real estate held for investment	(464)	—
Net increase in loans	(11,050)	(31,271)
(Purchase) sale of restricted stock	161	(141)
Purchases of property and equipment	(172)	(1,330)
Proceeds from sale of foreclosed real estate	312	167

NET CASH USED BY INVESTING ACTIVITIES	(7,644)	(29,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	1,363	19,991
Proceeds from short-term borrowings	3,378	1,175
Proceeds from long-term borrowings	10,800	13,600
Decrease in advances from borrowers	(33)	(59)
Purchase of treasury stock	(139)	(182)
Repayment of long-term borrowings	—	(9,048)
Repayment of short-term borrowings	(10,000)	(8,000)
Cash dividends paid	(820)	(822)
Tax benefit from exercise of stock options	9	—
Exercise of stock options	42	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,600	16,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,610)	1,344

CASH AND CASH EQUIVALENTS, BEGINNING	4,701	2,033

CASH AND CASH EQUIVALENTS, ENDING	$3,091	$3,377

NON-CASH INVESTING ACTIVITIES
Reclassification of loans to loans held for sale	$—	$11,187

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and nine-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month and nine-month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. This quarterly report should be read in conjunction with such annual report.

NOTE B—STOCK-BASED COMPENSATION

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has three share-based compensation plans in effect at March 31, 2007. The compensation cost that has been charged against income for those plans was approximately $4,000 for the three months ended March 31, 2007 and $33,000 for the nine months ended March 31, 2007. The Company recorded a $2,000 deferred tax benefit related to share-based compensation during the quarter ended March 31, 2007 and a $13,000 deferred tax benefit for the nine months ended March 31, 2007.

At the Company’s first annual meeting of stockholders held on January 7, 1999, the Company’s stockholders approved the 1998 Recognition and Retention Plan (the “RRP”). Under the RRP, 88,874 shares of common stock were reserved for issuance to key officers and directors with vesting of the awards determined at the time of the grant. The Company recognizes compensation costs over the vesting period of the RRP shares granted as shares are earned. Within the Plan, 81,392 shares have been granted as of March 31, 2007, leaving 7,482 shares that can be granted.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B—STOCK-BASED COMPENSATION (Continued)

At the Company’s annual meeting held on January 7, 1999, the stockholders approved the Great Pee Dee Bancorp, Inc. Stock Option Plan (the “SOP”). The SOP provides for the issuance to directors, officers and employees of the Bank options to purchase up to 242,233 shares of the Company’s common stock. Options granted to directors, executive officers, and employees vest over terms up to three years. All options will expire if not exercised within ten years from the date of grant. Within the Plan, 234,999 shares have been granted as of March 31, 2007, leaving 7,234 options that can be granted.

The 2003 Long Term Incentive Stock Benefit Plan was approved at the 2003 Annual Meeting and authorizes up to 88,388 shares of common stock to be granted in either stock options or stock awards for issuance to key officers and directors with vesting of the awards determined at the time of the grant. Within the Plan, 13,000 shares have been granted as of March 31, 2007; no shares were granted as stock awards in the quarter ending March 31, 2007, leaving 75,388 options or shares that can be granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the three months ended March 31, 2007. The Company granted 2,727 reload stock options for the nine months ended March 31, 2007 with a fair value of $1.57 per option.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the nine months ended March 31, 2007.

Nine Months Ended March 31, 2007
Dividend yield	4.30%
Risk-free interest rate	4.75%
Volatility	18.00%
Expected life	2 Years

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B—STOCK-BASED COMPENSATION (Continued)

A summary of option activity under the stock option plans as of March 31, 2007, and changes during the nine month period ended March 31, 2007, is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
At June 30, 2006	125,515	$15.70

Exercised	(7,612)	11.17
Authorized	—	—
Forfeited	—	—
Granted	2,727	16.00

Outstanding at March 31, 2007	120,630	$15.99	2.7 Years	$92,878

Exercisable at March 31, 2007	120,630	$15.99	2.7 Years	$92,878

For the quarters ended March 31, 2007 and 2006, respectively, the intrinsic value of options exercised was approximately $2,000 and $0. For the nine months ended March 31, 2007 and 2006, respectively, the intrinsic value of options exercised was approximately $35,000 and $17,000. No options vested for the quarters ended March 31, 2007 and 2006. The fair value of options vested for the nine months ended March 31, 2007 and 2006 was approximately $4,000 and $3,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended March 31, 2007 was $7,000 and $42,000 for the nine-month period ended March 31, 2007. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 for the three months ended March 31, 2007 and $9,000 for the nine-month period ended March 31, 2007.

Restricted Stock

A summary of the status of the Company’s restricted stock as of March 31, 2007, and changes during the nine-month period there ended is presented below:

	Shares	Weighted average grant date fair value
Balance - June 30, 2006	3,000	$17.05
Granted	4,000	15.45
Vested	(3,000)	17.05
Forfeited	—	—

Balance - March 31, 2007	4,000	$15.45

The fair value of restricted stock vested over the quarters ended March 31, 2007 and 2006, respectively was $4,000 and $14,000 and the fair value of restricted stock vested over the nine month periods ended March 31, 2007 and 2006, respectively was $29,000 and $43,000.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE B—STOCK-BASED COMPENSATION (Continued)

As of March 31, 2007, there was $51,500 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/ (decrease) of the adoption of SFAS 123R is as follows:

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Income before income tax expense	$—	$(4)
Net income	$—	$(3)

Cash flow from operating activities	$—	$(9)
Cash flow provided by financing activities	$—	$9

Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the three and nine months ended March 31, 2006 (in thousands, except per share data):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
	(Amounts in thousands, except per share data)
Net income:
As reported	$408	$1,132

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	9	27

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	9	29

Pro forma	$408	$1,130

Basic net income per share:
As reported	$.24	$.66
Pro forma	.24	.66

Diluted net income per share:
As reported	$.24	$.65
Pro forma	.24	.65

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE C—NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options. Anti-dilutive options were not included in the income per share computations. Approximately 88,000 options were anti-dilutive for the quarter and nine months ending March 31, 2007.

NOTE D—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$367	$408	$1,201	$1,132

Reclassification adjustment for losses realized in income, net of tax	—	15	4	15

Other comprehensive income:
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	54	(41)	326	(273)

Total comprehensive income	$421	$382	$1,531	$874

NOTE E—NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE E—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not expect its implementation will have an impact on the Company’s financial conditions or results of operations.

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

NOTE F—RECLASSIFICATIONS

Certain amounts in the March 2006 income statement have been reclassified to conform to the March 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

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

Comparison of Financial Condition at

March 31, 2007 and June 30, 2006

Total assets increased by $6.3 million, from $212.7 million at June 30, 2006, to $219.0 million at March 31, 2007. The Company’s increase in assets was largely attributable to loan growth.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $3.7 million, to $18.1 million at March 31, 2007, representing 8.3% of total assets at that date as compared with $21.8 million or 10.3% of total assets at June 30, 2006. The decrease was a result of pay-downs of mortgage backed securities and maturities of $1.6 million in investment securities.

Loans receivable increased by $10.7 million from $177.2 million at June 30, 2006, to $187.9 million at March 31, 2007, primarily due to an increase in real estate loans. Funding for loan growth was provided by repayments from investment securities and proceeds from long-term FHLB advances.

Total deposits increased by $1.4 million from $151.3 million at June 30, 2006, to $152.7 million at March 31, 2007, primarily due to growth in customer certificate of deposits.

Total stockholders’ equity increased by $800,000 from $26.5 million at June 30, 2006, to $27.3 million at March 31, 2007. The increase in stockholders’ equity from net income and increases in the fair market value of available for sale securities was offset by cash dividends paid and treasury stock repurchases.

Comparison of Results of Operations for the

Three Months Ended March 31, 2007 and 2006

Net Income. Net income for the quarter ended March 31, 2007 was $367,000 a decrease of $41,000 from net income of $408,000 for the quarter ended March 31, 2006. On a per share basis, net income for the current quarter was $0.21 per diluted share as compared with $0.24 per diluted share for the third quarter of the last fiscal year. The decrease in net income was a result of a decrease in net interest income due to the fact that interest expense rose faster than interest income.

Net Interest Income. Net interest income for the quarter ended March 31, 2007 was $1.6 million as compared with $1.7 million during the quarter ended March 31, 2006. Both interest income and interest expense increased primarily due to the increase in average loans and increases in rates over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the quarter.

Provision for Loan Losses. The provision for loan losses totaled $41,000 in the current quarter, compared to $23,000 in the quarter ended March 31, 2006.

We experienced growth in loans receivable during the quarter ended March 31, 2007, of $1.4 million as well as an increase in non-performing loans from March 31, 2006 to 2007, both of which increased the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $41,000. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the quarters ended March 31, 2007 and 2006, respectively.

	For the Three Months Ended March 31,
	2007	2006
Balance at the beginning of the period	$1,989	$1,760

Charge-offs:
Real estate mortgage	(7)	—
Installment loans to individuals	(26)	(2)

	(33)	(2)

Recoveries:
Real estate mortgage	—	—
Installment loans to individuals	—	8

	—	8

Net charge-offs	(33)	6

Provision for loan losses	41	23

Balance at end of period	$1,997	$1,789

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%

Non-Interest Income. Non-interest income increased by $150,000 from $172,000 for the three months ended March 31, 2006 to $322,000 for the three months ended March 31, 2007. This increase is due primarily to a gain of $83,000 realized on the sale of restricted stock and increases in deposit service charge revenue of $17,000 offset by a loss on sale of investment securities of $24,000 and a non-recurring loss on sale of SAIF Index Loans of $39,000 from the third quarter of the last fiscal year. SAIF Index loans are adjustable rate mortgage loans tied to a lagging market index. These types of loans are no longer used by the Bank and were priced significantly below market rate.

Non-Interest Expenses. Non-interest expenses increased $77,000 from $1.2 million for the three months ending March 31, 2006 to $1.3 million for the three months ended March 31, 2007. This increase was largely attributable to increases in personnel costs when compared to the 2006 period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.2% and 37.5% for the quarters ended March 31, 2007 and 2006, respectively.

Comparison of Results of Operations for the

Nine Months Ended March 31, 2007 and 2006

Net Income. Net income for the nine months ended March 31, 2007 was $1.2 million, an increase of $69,000 from net income of $1.1 million for the nine months ended March 31, 2006. On a per share basis, net income for the current period was $0.70 per diluted share as compared with $0.65 per diluted share for the first nine months of the last fiscal year. The increase in net income was a result of an increase in interest income on loans offset by increases in total interest expense and a gain on the sale of restricted stock.

Net Interest Income. Net interest income for the nine months ended March 31, 2007 and 2006 was $4.9 million. Both interest income and interest expense increased primarily due to the increase in average loans and deposits over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had a significant impact on our net interest spread and net interest income during the nine month period.

Provision for Loan Losses. The provision for loan losses totaled $148,000 in the current nine month period, compared to $240,000 in the nine months ended March 31, 2006.

We experienced growth in loans receivable during the nine month period ended March 31, 2007, of $10.7 million, compared to loan growth during the nine month period ended March 31, 2006 of $19.8 million. The reduction in loan volume decreased the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $148,000, a reduction of $92,000 from period ended March 31, 2006. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the nine months ended March 31, 2007 and 2006, respectively.

	For the Nine Months Ended March 31,
	2007	2006
Balance at the beginning of the period	$1,901	$1,593

Charge-offs:
Real estate mortgage	(7)	(6)
Installment loans to individuals	(47)	(66)

	(54)	(72)

Recoveries:
Real estate mortgage	—	1
Installment loans to individuals	2	27

	2	28

Net charge-offs	(52)	(44)

Provision for loan losses	148	240

Balance at end of period	$1,997	$1,789

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	0.02%

Non-Interest Income. Non-interest income increased by $243,000 from $626,000 for the nine months ended March 31, 2006 to $869,000 for the nine months ended March 31, 2007. This increase is due primarily to increases in other income, deposit service charges and a gain on sale of restricted stock of $60,000, $62,000 and $83,000, respectively and offset by a decrease in secondary market loan income of $21,000. The non-interest income increase is partially offset by a loss on sale of investment securities of $24,000 and a loss on sale of SAIF Index Loans of $39,000 from the third quarter of the last fiscal year.

Non-Interest Expenses. Non-interest expenses increased $230,000 from $3.5 million for the nine months ending March 31, 2006 to $3.7 million for the same period in 2007. This increase was largely attributable to other expenses including data processing and other professional fees and offset by a decrease in advertising and a decrease in deferred FASB 91 loan origination personnel costs when compared to the 2006 period.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 38.3% and 38.5% for the nine months ended March 31, 2007 and 2006, respectively.

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

	March 31, 2007	June 30, 2006	March 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$738	$555	$549
Restructured loans	—	—	—

Total nonperforming loans	738	555	549

Real estate and other assets owned	37	110	215

Total nonperforming assets	$775	$665	$764

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,997	1,901	1,789
Nonperforming loans to period-end loans	0.39%	0.31%	0.31%
Allowance for loan losses to period-end loans	1.06%	1.07%	1.02%
Allowance for loan losses to nonperforming loans	269.51%	342.45%	325.87%
Nonperforming assets to total assets	0.35%	0.31%	0.36%

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of March 31, 2007		As of June 30, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$123	4.12%	$100	4.38%
Real Estate - construction	248	17.50%	208	15.54%
Real Estate - mortgage	1,235	75.14%	1,225	77.14%
Installment loans to individuals	93	2.98%	89	2.63%
Other	59	0.26%	51	0.31%
Unallocated	239	N/A	228	N/A

	$1,997	100.00%	$1,901	100.00%

Liquidity and Capital Resources

During the nine months ended March 31, 2007 the Company paid cash dividends of $0.48 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of March 31, 2007, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $20.5 million, which represents 13.4% of deposits. At that date, outstanding loan commitments were $6.5 million. The undisbursed portion of construction loans was $10.3 million and undrawn lines of credit totaled $12.2 million. Brokered certificates of deposit scheduled to mature within the next year total $11.5 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At March 31, 2007, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

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

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock by the Company during the quarter ended March 31, 2007.

Item 4.	Submission of Matters to a Vote of Securities Holders

N/A

Item 6.	Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: May 11, 2007	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: May 11, 2007	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer