Form 10KSB
period 2007-06-30
GREAT PEE DEE BANCORP INC
filed 2007-09-24
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

The Issuer’s revenues for the fiscal year ended June 30, 2007 were $15.7 million.

The aggregate market value of the voting stock held by nonaffiliated of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the NASDAQ National Market on August 31, 2007 was approximately $28.9 million.

The number of shares outstanding of the Issuer’s Common Stock, the issuer’s only class of outstanding capital stock, as of June 30, 2007 was 1,789,981.

Documents Incorporated by Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

I.	Portions of the Great Pee Dee Bancorp, Inc. Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

II.	Portions of the Great Pee Dee Bancorp, Inc. Annual Report for the 2007 Annual Meeting of Shareholders are incorporated by reference into certain items of Part II.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

PART I

Item 1. Business

Great Pee Dee Bancorp, Inc. (the “Company”) was organized in September, 1997 at the direction of the Board of Directors of Sentry Bank & Trust, formerly First Federal Savings and Loan Association of Cheraw (the “Bank”), for the purpose of acquiring all of the capital stock to be issued by the Bank in the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Company received approval from the Office of Thrift Supervision (“OTS”) to become a savings and loan holding company and as such is subject to regulation by the OTS. The Conversion was completed as of December 31, 1997; the Company issued 2,182,125 shares of Common Stock, and received all of the proceeds of the offering, or $21.8 million ($10.6 million of the proceeds was transferred to the Bank in exchange for the capital stock of the Bank). In connection with the Conversion, the Company loaned approximately $1,745,700 to the Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust (“ESOP”) to enable the ESOP to purchase 174,570 shares of the Company’s Common Stock. The primary business activity of the Company consists of the operations of its wholly-owned subsidiary, the Bank.

The Company is a savings and loan holding company and the owner of all of the issued and outstanding shares of capital stock of the Bank. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta. At June 30, 2007, the Company had consolidated total assets of $236.7 million, total deposits of $171.2 million, and stockholders’ equity of $27.3 million.

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

On July 12, 2007, Great Pee Dee Bancorp, Inc. entered into a merger agreement with First Bancorp. Pursuant to the agreement, the Company will be merged with and into First Bancorp. Under the terms of the merger agreement, each share of Great Pee Dee common stock issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.15 shares of First Bancorp common stock. The total transaction price is valued at approximately $38.2 million. Closing of the merger, which is expected to occur in the fourth quarter of 2007 or the first quarter of 2008, is subject to certain conditions, including the approval of the shareholders of the Company, regulatory approvals, and other customary closing conditions. The Bank’s offices will become branch offices of First Bank, the wholly-owned subsidiary of First Bancorp.

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

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of loan:
Real estate loans:
One- to four-family residential	$66,199	37.0%	$65,418	36.9%	$68,488	43.9%	$62,720	54.1%	$63,845	58.3%
Commercial	59,020	33.0	61,345	34.6	43,528	27.9	23,898	20.6	20,625	19.1
Construction and land	31,502	17.6	27,570	15.5	20,619	13.2	7,331	6.3	2,318	2.1
Home improvement loans	9,651	5.4	10,098	5.7	8,670	5.6	8,197	7.1	8,236	7.5

Total real estate loans	166,372	93.0	164,431	92.7	141,305	90.6	102,146	88.1	95,024	86.7
Other loans:
Commercial	7,820	4.4	7,770	4.4	10,075	6.5	9,167	7.9	6,015	5.5
Consumer	3,643	2.0	4,670	2.6	4,292	2.8	4,444	3.8	7,659	7.0
Loans secured by deposits	1,052	0.6	553	0.3	232	0.1	238	0.2	873	0.8

Total other loans	12,515	7.0	12,993	7.3	14,599	9.4	13,849	11.9	14,547	13.3
Total loans	178,887	100.0%	177,424	100.0%	155,904	100.0%	115,995	100.0%	109,571	100.0%

Less:
Allowance for losses	1,938		1,901		1,593		1,532		1,416
Deferred loan fees, net of costs	201		249		180		171		202

Total, net	$176,748		$175,274		$154,131		$114,292		$107,954

The following table sets forth certain information at June 30, 2007, regarding the dollar amount of loans maturing in the loan portfolio based on the earlier of their contractual terms to maturity or their repricing. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Bank expects that prepayments will cause actual maturities to be shorter.

	At June 30, 2007
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
	(In Thousands)
Real estate loans:
Adjustable	$23,286	$5,239	$4,787	$32,874	$66,186
Fixed	10,890	16,696	18,707	53,893	100,186

Total real estate loans	34,176	21,935	23,494	86,767	166,372
Other loans	5,823	1,914	3,133	1,645	12,515

Total loans	$39,999	$23,849	$26,627	$88,412	$178,887

Less:
Allowance for loan losses					1,938

Deferred loan fees, net of costs					201

Total					$176,748

As of June 30, 2007, the dollar amount of all loans due after one year that have fixed interest rates was $89.3 million and the dollar amount of all loans due after one year that have adjustable interest rates was $42.9 million.

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

The Bank also offers adjustable-rate mortgage (“ARM”) loans. The interest rate on the Bank’s ARM loans is indexed to the one-year Treasury bill. A substantial portion of the ARM loans in the portfolio at June 30, 2007 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively. Residential ARMs are amortized for terms up to 30 years.

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 2007, approximately 41.6% of one- to four-family residential loans are adjustable-rate mortgages.

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

At June 30, 2007, approximately $66.2 million, or 37.0% of the portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.1 million, or 0.66% of total real estate loans (which were comprised of 13 loans secured by one- to four-family properties), were included in non-performing assets as of that date.

Commercial Real Estate Loans. At June 30, 2007, $59.0 million, or 33.0% of the total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by churches, office buildings, and other commercial properties. The Bank generally originates fixed rate commercial real estate loans with maximum terms of 15 years. The Bank also will originate adjustable rate commercial real estate loans with terms of up to 30 years. The interest rate on adjustable rate commercial real estate loans is indexed to the Wall Street Journal Prime with maximum loan-to-value ratios of 80%. At June 30, 2007, the largest commercial loan had an outstanding principal balance of $2.8 million and was secured by a commercial development. On June 30, 2007, there were no commercial real estate loans included in nonperforming assets.

Individual loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

Construction Loans and Land. The Bank offers construction loans with respect to residential and commercial real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). Funds are disbursed to borrowers upon the successful completion of particular stages of construction. Typically, loans made to builders who do not have a commitment for the sale of the property under construction will be for a term of no more than six months. Except for construction loans made on speculative basis, upon the successful completion of construction, the loan can be converted into permanent financing. At June 30, 2007, $31.5 million, or 17.6% of the total loan portfolio, consisted of construction and land loans. The largest construction loan had an outstanding principal balance of $2.5 million on June 30, 2007 and was secured by a condominium development. None of our construction loans were included in non-performing assets on that date.

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

Home Improvement Loans. At June 30, 2007, home improvement loans totaled $9.7 million, or 5.4% of total loans. Home improvement loans are typically secured by second mortgages on the secured property. At June 30, 2007, no home improvement loans were included in non-performing assets.

Origination, Purchase and Sale of Loans. The one- to four-family residential loans the Bank originates with the intent to sell on the secondary mortgage market are underwritten to Freddie Mac and Fannie Mae underwriting standards. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold is reduced by loan origination fees net of costs received from the borrower. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price (including investor yield requirements and servicing released premiums) and the carrying value of the related mortgage loans sold.

One- to four-family residential loan originations to be held in the Bank’s loan portfolio totaled $27.8 million during the year ended June 30, 2007, compared to $19.4 million during the year ended June 30, 2006. One- to four-family residential loans originated for sale in the secondary market aggregated $9.3 million and $12.1 million for the years ended June 30, 2007 and 2006, respectively. The Bank began a loan origination relationship with a related party in 2007 and has originated loans held for sale of $11.7 million at June 30, 2007. The loans originated for the related party are primarily commercial real estate loans with variable interest rates based upon the Wall Street Journal prime rate. The loans are carried at the lower of aggregate cost of fair value. Total loans held for sale were $12.3 million at June 30, 2007.

There were no purchases of loans during the fiscal years ended June 30, 2007 or 2006.

Investments

The Company’s investment portfolio consists of government sponsored enterprise securities, mortgage backed securities, municipal securities, and trust preferred securities. At June 30, 2007, approximately $20.0 million, or 8.3%, of total assets consisted of such investments.

The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At June 30,
	2007	2006	2005
	(In Thousands)
Securities available for sale:
Trust preferred securities	$530	$494	$467
Government sponsored enterprise securities	3,851	5,284	10,201
Municipal securities	911	1,007	758
Mortgage-backed securities	14,733	13,702	17,353

Total securities available for sale	$20,025	$20,487	$28,779

The following table provides amortized costs, fair values, intervals of maturities or repricings, and weighted average yields of our investment portfolio at June 30, 2007:

	Amortized Cost	Fair Value	Book Yield
	(In Thousands)
Securities available for sale:
Government sponsored enterprise securities
Due within one year	$2,900	$2,861	3.81%
Due after one but within five years	1,000	990	4.35%

	3,900	3,851	3.95%

Trust preferred securities
Due after ten years	545	530	6.62%

	545	530	6.62%

Mortgage-backed securities available for sale:
Due after one but within five years	1,610	1,521	3.30%
Due after five but within ten years	4,176	3,980	3.52%
Due after ten years	9,650	9,232	4.59%

	15,436	14,733	4.17%

Municipal securities
Due within one year	100	100	5.68%
Due after one but within five years	472	466	5.15%
Due after five but within ten years	166	165	5.39%
Due after ten years	182	180	5.48%

	920	911	5.32%

Total securities available for sale
Due within one year	3,000	2,961	3.89%
Due after one but within five years	3,082	2,977	3.92%
Due after five but within ten years	4,342	4,145	3.59%
Due after ten years	10,377	9,942	4.72%

Total	$20,801	$20,025	4.25%

The book yield for tax-exempt securities included in the above table is not presented on tax-equivalent basis. At June 30, 2007, none of the Company’s investment securities were classified as held to maturity.

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and other borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions, and levels of competition. Borrowings from the FHLB of Atlanta and federal funds purchased may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

Deposits. The Bank attracts deposits principally from within Chesterfield, Marlboro, and Florence Counties through the offering of a selection of deposit instruments, including passbook accounts, checking accounts, money market accounts, fixed term certificates of deposit, individual retirement accounts and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Chesterfield, Marlboro and Florence Counties, and substantially all of the depositors are residents of these Counties, except that the Bank obtained approximately $35.6 million in brokered certificates of deposits to augment our local deposits at June 30, 2007. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit, and the interest rate.

The following table sets forth our time deposits of $100,000 or more as of June 30, 2007.

At June 30, 2007
(In Thousands)
Maturity
Three months or less	$25,953
Three through six months	10,872
Six through twelve months	16,761
Greater than twelve months	27,051

Total	$80,637

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates, and competition. The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of deposits in keeping with asset/liability management and profitability objectives. Based on experience, the Bank believes that passbook and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At June 30, 2007, 77.1% of deposit accounts were certificate of deposit accounts, of which $92.4 million have maturities of one year or less.

Total deposits at June 30, 2007 were $171.2 million, compared to $151.3 million at June 30, 2006. The Bank’s deposit base is somewhat dependent upon the manufacturing sector of the Bank’s market area. Although the manufacturing sector in the Bank’s market area is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

The following table sets forth the deposits of the Company by category at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
	(Dollars in Thousands)
Non-Interest Bearing Demand Deposit	$8,379	4.89%	$8,841	5.84%	$7,414	5.43%
Savings	2,583	1.51%	2,865	1.89%	3,179	2.33%
Money Market and NOW	28,233	16.49%	26,638	17.60%	32,513	23.81%
Time Less Than $100	51,372	30.01%	48,137	31.81%	39,654	29.03%
Time More Than $100	80,637	47.10%	64,858	42.86%	53,813	39.40%

	$171,204	100.00%	$151,339	100.00%	$136,573	100.00%

The average amounts and average rates paid on deposits held by the Bank for the years indicated are summarized below:

	For the Years Ended June 30,
	2007		2006		2005
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in Thousands)
Demand Deposit	$9,070	—	$7,845	—	$7,445	—
Savings	2,534	0.75%	2,878	0.75%	2,945	0.56%
Money Market and NOW	25,618	3.18%	29,858	2.29%	37,085	1.89%
Time Less Than $100	52,482	4.61%	43,700	3.59%	38,245	2.93%
Time More Than $100	64,304	4.79%	63,536	3.88%	37,866	3.41%

	$154,008	4.08%	$147,817	3.22%	$123,586	2.57%

Borrowings. The Bank had total short-term borrowings of $4,500,000 at June 30, 2007 and $9,500,000 at June 30, 2006. The borrowings consisted of advances from the Federal Home Loan Bank of Atlanta and federal funds purchased. The borrowings carried a variable rate of 5.65% at June 30, 2007.

The following table sets forth the maximum month-end balance, average balances and average interest rates for the Bank’s borrowings for the fiscal years indicated.

	Fiscal Year Ended June 30,
	2007	2006	2005
Maximum Outstanding at any month end:
FHLB advances	$9,500,000	$9,500,000	$5,000,000
Federal Funds purchased	3,987,000	2,667,000	3,448,000
Average Amount Outstanding:
FHLB advances	$8,250,000	$3,708,333	$4,500,000
Federal Funds purchased	697,449	419,227	196,242
Average interest rates:
FHLB advances	5.66%	4.25%	2.48%
Federal Funds purchased	5.76%	4.70%	2.08%

Additional Risk Factors

In addition to factors discussed in the description of the business of the Company and Bank and elsewhere in this report, the following are factors that could adversely affect future results of operations and the financial condition of the Company.

The Impact of Changes in Interest Rates

The Bank’s ability to make a profit, like that of most financial institutions, substantially depends upon net interest income, which is the difference between the interest income earned on interest earning assets (such as mortgage loans) and the interest expense paid on interest-bearing liabilities (such as deposits). Approximately 60% of our real estate loans have rates of interest which are fixed for the term of the loan (“fixed rate”), while deposit accounts have significantly shorter terms to maturity than real estate loans. Because interest-earning assets generally have fixed rates of interest and have longer effective maturities than interest-bearing liabilities, the yield on the Bank’s interest earning assets generally will adjust more slowly to changes in interest rates than the cost of its interest-bearing liabilities. The slower adjustment of interest earning assets as compared to interest-bearing liabilities results in the Bank having a “negative gap.” At June 30, 2007, our one year interest rate gap was negative 31.8%. As a result, our net interest income will be adversely affected by material and prolonged increases in short-term interest rates. In addition, rising interest rates may adversely affect our earnings because there might be a lack of customer demand for loans. Changes in interest rates also can affect the average life of loans and mortgage-backed securities.

Reliance on Certificate of Deposit Accounts

A significant percentage of our deposit accounts are certificates of deposit rather than passbook or money market accounts. At June 30, 2007, $132 million, or 77.1% of our total deposits were certificate of deposit accounts and $92.4 million of our certificates of deposit mature within one year. Certificates of deposit can be a more interest rate sensitive source of funds than passbook or money market accounts. In the event that interest rates significantly increase, or if we do not offer competitive rates of interest on its certificates of deposit, the Bank may experience a significant decrease in its deposit accounts.

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

Loans to One Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2007, the Bank was in compliance with its loans-to-one-borrower limitations.

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

The Bank’s authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, regulations permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to these persons based, in part, on the Bank’s capital position, and requires approval procedures to be followed. At June 30, 2007, the Bank was in compliance with these regulations.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2007, the Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation, among other things, increased the amount of federal deposit insurance coverage for self-directed retirement accounts. The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2007, the Bank was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Management’s attestation under Section of 404 of the Sarbanes-Oxley Act is required for the Company for the fiscal year ending June 30, 2008.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Item 2. Properties

(a) The Company currently conducts its business through three full-service banking offices. The following table sets forth the Company’s offices as of June 30, 2007:

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration
2170 West Evans Street Florence, South Carolina 29505	Owned (site of future office)	2005	—

901 Chesterfield Highway Cheraw, South Carolina 29520	Owned	2004	—

515 Market Street Cheraw, South Carolina 29520	Owned	1981	—

452 Second Loop Road	Building Owned	2002	—
Florence, South Carolina 29504	Land Leased	2002	September 2017 with extension options through 2041.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	None.

(b)	Not applicable.

(c)	Repurchases of registered common stock by the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007	—	$—	—	37,853
May 2007	—	$—	—	37,853
June 2007	—	$—	—	37,853

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	At or for the year ended June 30,
	2007	2006	2005	2004	2003
		(Dollars in thousands except per share data)
Financial Condition Data:
Total assets	$236,747	$212,706	$195,746	$156,355	$143,326
Investments (1)	34,866	23,831	30,892	31,633	26,602
Loans receivable, net	176,749	175,275	154,131	114,292	107,954
Loans held for sale	12,318	958	1,116	1,310	2,056
Deposits	171,204	151,339	136,573	108,945	108,812
Borrowings	36,400	33,100	31,448	21,000	8,000
Stockholders’ equity	27,315	26,540	26,256	26,051	26,043
Operating Data:
Interest income	$14,516	$12,754	$9,746	$8,312	$8,426
Interest expense	7,963	6,038	3,954	3,131	3,367

Net interest income	6,553	6,716	5,792	5,181	5,059
Provision for loan losses	168	363	192	375	400

Net interest income after provision for loan losses	6,385	6,353	5,600	4,806	4,659
Non-interest income	1,142	773	941	1,274	1,080
Non-interest expense	5,029	4,584	4,723	4,105	3,496

Income before income taxes	2,498	2,542	1,818	1,975	2,243
Income tax expense	955	943	654	727	833

Net income	$1,543	$1,599	$1,164	$1,248	$1,410

Per Common Share Data:
Net income, basic	$0.90	$0.93	$0.68	$0.74	$0.87
Net income, diluted	0.89	0.92	0.68	0.73	0.85
Regular cash dividends	0.640	0.640	0.635	0.605	0.545
Dividend payment ratio	71.11%	68.82%	93.38%	81.76%	62.64%
Selected Other Data:
Number of:
Outstanding loans	2,942	3,030	3,095	3,152	3,435
Deposit accounts	7,023	6,725	6,582	6,180	5,793
Full-service offices	3	3	3	3	2
Return on average assets	0.71%	0.76%	0.66%	0.81%	1.01%
Return on average equity	5.87%	6.05%	4.52%	4.80%	5.49%
Average equity to average assets	12.10%	12.57%	14.60%	16.94%	18.32%
Interest rate spread	2.66%	2.95%	3.08%	3.11%	3.24%
Net yield on average interest-earning assets	3.21%	3.38%	3.50%	3.55%	3.79%
Average interest-earning assets to average interest-bearing liabilities	114.12%	114.39%	117.69%	120.57%	121.96%
Ratio of non-interest expense to average total assets	2.32%	2.18%	2.67%	2.67%	2.49%
Non-performing assets to total assets	0.56%	0.31%	0.66%	1.70%	1.60%
Allowance for loan losses to non-performing loans at period end	155.29%	342.52%	144.03%	71.09%	62.88%

(1)	Includes interest-earning balances, federal funds sold, restricted stock and investment securities.

Management’s discussion and analysis is intended to assist readers in the understanding and evaluation of the financial condition and results of operations of Great Pee Dee Bancorp, Inc. and Subsidiary. It should be read in conjunction with the audited consolidated financial statements and accompanying notes included in this report and the supplemental financial data appearing throughout this discussion and analysis.

Interest Rate Risk Management

The Company’s asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense.

In the absence of other factors, the yield or return associated with the Company’s earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and, conversely, interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decrease.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, the Company calculates an interest rate “gap.” Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which re-price within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to re-pricing. A “negative” gap for a given period means that the amount of interest-bearing liabilities maturing or otherwise re-pricing within that period exceeds the amount of interest-earning assets maturing or otherwise re-pricing within the same period. Accordingly, in a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a lower decrease in the yield of its assets relative to the cost of its liabilities and its net interest income should be positively affected. Conversely, the cost of funds for an institution with a negative gap would generally be expected to increase more quickly than the yield on its assets in a rising interest rate environment, and such institution’s net interest income generally would be expected to be adversely affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “positive gap.”

	Terms to Re-pricing at June 30, 2007
	1 Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years	Total
INTEREST-EARNING ASSETS:
Loans receivable:
Real estate loans: (2)
Adjustable rate	$23,286,078	$5,239,236	$4,787,281	$32,873,615	$66,186,210
Fixed rate	10,889,757	16,696,099	18,706,799	53,892,975	100,185,630
Other loans	5,823,282	1,913,588	3,132,964	1,645,541	12,515,375
Loans held for sale	12,318,262	—	—	—	12,318,262
Interest-earning balances in other banks	368,511	—	—	—	368,511
Federal funds sold	12,220,000	—	—	—	12,220,000
Investment securities available for sale	2,960,850	2,978,378	4,144,128	9,941,885	20,025,241
Restricted stock(1)	—	—	—	2,252,700	2,252,700

Total interest-earning assets	$67,866,740	$26,827,301	$30,771,172	$100,606,716	$226,071,929

INTEREST-BEARING LIABILITIES:
Deposit accounts:
Demand	$30,815,410	$—	$—	$—	$30,815,410
Time over $100,000	53,585,962	24,941,778	2,108,847	—	80,636,587
Other time	38,853,839	12,038,086	464,785	15,398	51,372,108
Borrowings:
Short-term	4,500,000	—	—	—	4,500,000
Long-term	12,000,000	2,000,000	12,300,000	5,600,000	31,900,000

Total interest-bearing liabilities	$139,755,211	$38,979,864	$14,873,632	$5,615,398	$199,224,105

INTEREST SENSITIVITY GAP PER PERIOD	$(71,888,471)	$(12,152,563)	$15,897,540	$94,991,318	$26,847,824
CUMULATIVE INTEREST SENSITIVITY GAP	$(71,888,471)	$(84,041,034)	$(68,143,494)	$26,847,824	$26,847,824
CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	(31.80%)	(37.17%)	(30.14%)	11.88%	11.88%
CUMULATIVE RATIO OF INTEREST-EARNING ASSETS TO INTEREST-BEARING LIABILITIES	48.56%	52.98%	64.80%	113.48%	113.48%

(1)	Non-marketable equity securities, primarily of the Federal Home Loan Bank of Atlanta; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

(2)	Includes deferred loan fees.

The preceding table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007 which are projected to re-price or mature in each of the future time periods shown. Except for the restricted stock, the amounts of assets and liabilities shown which re-price or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest re-pricing period due to the contractual arrangements that give us the opportunity to vary the rates paid on these deposits within a thirty-day or shorter period. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. In making the gap computations, no assumptions are made regarding interest-earning asset prepayment rates and interest-bearing liability reduction rates and the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. As a result the interest rate sensitivity of the Company’s assets and liabilities illustrated in the preceding table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Net Portfolio Value Analysis. In addition to the interest rate gap analysis discussed above, management monitors the Bank’s interest rate sensitivity through the use of a model which estimates the change in net portfolio value (NPV) in response to a range of assumed changes in market interest rates. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet items. The model estimates the effect on Sentry’s NPV of instantaneous and permanent 100 to 300 basis point increases in market interest rates and 100 and 200 basis point decreases in market interest rates.

The following table presents information regarding possible changes in the Sentry’s NPV as of June 30, 2007, based on information provided by the Office of Thrift Supervision’s Risk Management Division:

	Net portfolio value
Change in interest rates in basis points (rate shock)	Amount	Change in Amount	Percentage Change
		(Dollars in thousands)
Up 300 basis points	$18,503	$(10,496)	(36%)
Up 200 basis points	22,099	(6,900)	(24%)
Up 100 basis points	25,607	(3,392)	(12%)
Static (Includes certain unrecorded deposit intangibles)	28,999	—	—%
Down 100 basis points	32,293	3,295	11%
Down 200 basis points	35,565	6,567	23%

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and interest-bearing liability reductions, and should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions management may undertake in response to changes in interest rates. The table set forth above indicates that in the event of a 200 basis point increase in interest rates, Sentry would be expected to experience a 24% decrease in NPV.

Certain shortcomings are inherent in the NPV method of analysis presented above. Although certain assets and liabilities may have similar maturities or periods within which they will re-price, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, adjustable-rate mortgages have interest rate caps which restrict changes in interest rates on a short-term basis and over the life of the assets. The proportion of adjustable-rate loans may be reduced during sustained periods of lower interest rates due to increased refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table above. Finally, the ability of many borrowers to service adjustable-rate debt may decrease in the event of a sustained interest rate increase.

Net Interest Income

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities (“net earning balance”).

The following table sets forth information relating to average balances of the Company’s assets and liabilities for the years ended June 30, 2007, 2006 and 2005. For the years indicated, the table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the annual average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net yield on interest-earning assets (which reflects the impact of the net earning balance). Non-accruing loans were included in the computation of average balances.

	Year Ended June 30, 2007			Year Ended June 30, 2006			Year Ended June 30, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
				(Dollars in thousands)
Interest-earning assets:
Interest-earning balances	$2,314	$127	5.49%	$1,948	$85	4.36%	$3,621	$86	2.38%
Investments (1)	19,031	880	4.62%	26,466	1,093	4.13%	27,864	1,081	3.88%
Loans (2)	182,866	13,509	7.39%	170,017	11,575	6.81%	134,018	8,579	6.40%

Total interest-earning assets	204,211	14,516	7.11%	198,431	12,753	6.43%	165,503	9,746	5.89%

Other assets	12,837			11,910			11,070

Total assets	$217,048			$210,341			$176,573

Interest-bearing liabilities:
Deposits	$144,938	6,288	4.34%	$139,972	4,756	3.40%	$116,141	3,170	2.73%
Borrowings	34,009	1,675	4.92%	33,500	1,282	3.83%	24,482	784	3.20%

Total interest-bearing liabilities	178,947	7,963	4.45%	173,472	6,038	3.48%	140,623	3,954	2.81%

Non-interest bearing deposits	9,070			7,845			7,445
Other liabilities	2,759			2,588			2,733
Stockholders’ equity	26,272			26,436			25,772

Total liabilities and stockholders’ equity	$217,048			$210,341			$176,573

Net interest income and interest rate spread		$6,553	2.66%		$6,715	2.95%		$5,792	3.08%

Net yield on average interest-earning assets			3.21%			3.38%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.12%			114.39%			117.69%

(1)	Tax-exempt income included in the above table is not presented on a tax-equivalent basis.

(2)	Loan fees included in interest income were immaterial.

(2)	Loans include warehouse loans held for sale.

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) total change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	Year Ended June 30, 2007 vs. 2006 Increase (Decrease) Due To			Year Ended June 30, 2006 vs. 2005 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
			(Dollars in thousands)
Interest income:
Interest-earning balances	$18	$24	$42	$(56)	$55	$(1)
Investments	(325)	112	(213)	(56)	68	12
Loans	912	1,022	1,934	2,378	618	2,996

Total interest income	605	1,158	1,763	2,265	742	3,007

Interest expense:
Deposits	192	1,340	1,532	730	856	1,586
Borrowings	22	371	393	317	181	498

Total interest expense	214	1,711	1,925	1,047	1,037	2,084

Net interest income (expense)	$391	$(553)	$(162)	$1,218	$(295)	$923

Comparison of Financial Condition at June 30, 2007 and 2006

The Company’s total assets increased by $24.0 million during the year ended June 30, 2007 from $212.7 million at June 30, 2006 to $236.7 million at June 30, 2007. Funding for this growth was provided principally by an increase in brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta.

The increase in total assets was principally due to an increase in cash and loans held for sale. Loans increased $1.5 million from $177.2 million at June 30, 2006 to $178.7 million at June 30, 2007. The loan portfolio is still predominately comprised of real estate loans. Loans held for sale increased $11.4 million from $958,000 at June 30, 2006 to $12.3 million at June 30, 2007 because the Bank entered into a loan origination agreement with a related party. Funding for growth in loans held for sale was provided by a combination of FHLB borrowings and brokered certificates of deposit.

Total deposits increased by $19.9 million, with the majority of funds contributed by brokered certificates of deposit.

During the year ended June 30, 2007, total stockholders’ equity did not change significantly, as approximately $1.1 million of the $1.5 million in net income for 2007 was paid out in dividends. This represents $0.64 per share for both fiscal years. At June 30, 2007 the Bank continued to exceed all applicable regulatory capital requirements.

Comparison of Results of Operations for the Years Ended June 30, 2007 and 2006

Net Income. Net income for the year ended June 30, 2007, was $1.5 million, or diluted net income per share of $0.89, as compared with net income of $1.6 million, or $0.92 per diluted share, for the year ended June 30, 2006.

Net Interest Income. Net interest income for the year ended June 30, 2007 was $6.6 million as compared with $6.7 million during the year ended June 30, 2006, a decrease of $163,000. Average total interest earning assets were $217.0 million in 2007 compared with $210.0 million during 2006 while the weighted average yield on those assets increased 68 basis points from 6.43% to 7.11% as a result of a sustained trend of higher interest rates during the 2007 fiscal year. This upward trend in rates resulted in a 0.58% basis points increase in our loan portfolio yields. The Company’s interest rate spread decreased from 2.95% for the year ended June 30, 2006, to 2.66% for the year ended June 30, 2007, as a result of the continued upward repricing of interest bearing liabilities during the 2007 fiscal year. The increases in short term rates caused the weighted average cost of interest-bearing liabilities to increase by 97 basis points. The Company’s net yield on average interest-earnings assets decreased from 3.38% for fiscal 2006 to 3.21% for fiscal 2007.

Provision for Loan Losses. The provision for loan losses was $168,000 for the year ended June 30, 2007 compared with $363,000 for the year ended June 30, 2006. We experienced growth in loans receivable during the year ended June 30, 2007, of $1.5 million, compared to loan growth during the year ended June 30, 2006 of $21.5 million. The reduction in loan volume from 2006 when considered with other asset quality metrics decreased the necessary amount of provision for loan losses when the changes were analyzed in our allowance for loan loss model. (See “Analysis of Allowance for Loan Losses”). The table under “Nonperforming Assets” outlines an increase in our nonperforming loans. The net charge-offs for the year ended June 30, 2007, were $131,000 compared to the net charge-offs for the year ended June 30, 2006 of $55,000. The following table provides an analysis for loan losses for the years ended June 30, 2007 and 2006, respectively. Allowance for loan losses stood at $1.9 million at the 2007 fiscal year end. At June 30, 2007, non-accrual loans aggregated $1.2 million, compared to $555,000 at June 30, 2006.

The following table describes the change in analysis for loan losses for the last five years.

	For the Year Ended June 30,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Balance at the beginning of the year	$1,901	$1,593	$1,532	$1,416	$1,066
Charge-offs:
Real estate mortgage	(70)	(7)	(49)	(205)	(15)
Installment loans to individuals	(64)	(78)	(121)	(85)	(37)

	(134)	(85)	(170)	(290)	(52)

Recoveries:
Real estate mortgage	—	1	23	28	2
Installment loans to individuals	3	29	16	3	—

	3	30	39	31	2

Net charge-offs	(131)	(55)	(131)	(259)	(50)

Provision for loan losses	168	363	192	375	400

Balance at end of year	$1,938	$1,901	$1,593	$1,532	$1,416

Ratio of net charge-offs during the period to average loans outstanding during the year	0.07%	0.03%	0.10%	0.23%	0.04%

Non-Interest Income. Non-interest income increased $369,000 from $772,000 in fiscal 2006 to $1.1 million in fiscal 2007. Service fees and charges increased by $89,000 to $606,000, principally as a result of an increase in checking accounts during the fiscal year. Income from the Company’s brokerage services decreased, from $317,000 to $307,000 for the years ended June 30, 2006 and 2007 respectively. Increases in non-interest income were also due to increases in other income and a gain on sale of restricted stock of $60,000 and $83,000, respectively. Fiscal 2006 results included a loss of $144,000 on sale of investment securities and a resulting loss of $39,000 on the sale of $11.1 million in low yielding SAIF index loans.

Non-Interest Expenses. Non-interest expenses increased $445,000 for the year ended June 30, 2007 when compared to the year ended June 30, 2006. We experienced increases in personnel cost, occupancy, data processing, advertising and stockholders relations costs of $253,000, $24,000, $59,000, $49,000 and $61,000, respectively and a decrease in deferred FASB 91 loan origination personnel costs of $10,000 when compared to the 2006 period.

Asset Quality

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to the Lending Policy as approved by the Board of Directors. An ongoing systematic evaluation process serves as the basis for determining, on a monthly basis, the allowance for loan losses and any resulting provision to be charged against earnings. Consideration is given to historical loan loss experience, nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the value and adequacy of collateral, and prevailing economic conditions in the Company’s market area. For loans determined to be impaired, the related allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant revision. The allowance for loan losses represents Management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

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

	For the Year Ended June 30,
	2007		2006	2005	2004	2003
			(Dollars in thousands)
Non-accrual loans		$1,248	$555	$1,106	$2,155	$2,252
Restructured loans		—	—	—	—	—

Total non-performing loans		1,248	555	1,106	2,155	2,252
Real estate owned		94	110	183	510	36

Total non-performing assets		$1,342	$665	$1,289	$2,665	$2,288

Accruing loans past due 90 days or more	$	— $	—	$—	$—	$—
Allowance for loan losses		1,938	1,901	1,593	1,532	1,416
Non-performing loans to period end loans		0.70%	0.31%	0.71%	1.86%	2.06%
Allowance for loan losses to period end loans		1.08%	1.07%	1.02%	1.32%	1.29%
Allowance for loan losses to non-performing loans		155.29%	342.52%	144.03%	71.09%	62.86%
Non-performing assets to total assets		0.56%	0.31%	0.66%	1.70%	1.60%

The accrual of interest on loans is discontinued at the time the loan is 90 days past due and moved to non-accrual status. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status at an earlier date if collection of principal or interest is considered doubtful according to internal evaluation policies.

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

Loans are also placed on non-accrual status in cases where it is uncertain as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to interest and then to principal only after all past due interest has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest is accrued on restructured loans at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income on non-accrual loans that would have been recorded for the years ended June 30, 2007 and 2006 had the loans been current was approximately $50,000 and $30,000, respectively.

Analysis of Allowance for Loan Losses

The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses inherent in the portfolio. See our critical accounting policy for additional discussion regarding the allowance for loan losses.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of June 30, 2007		As of June 30, 2006		As of June 30, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$157	4.37%	$100	4.38%	$125	6.46%
Real Estate – construction	241	17.61%	208	15.54%	59	13.23%
Real Estate – mortgage	1,154	75.39%	1,225	77.14%	1,019	77.41%
Installment loans to individuals	90	2.04%	89	2.63%	154	2.75%
Other	71	0.59%	51	0.31%	33	0.15%
Unallocated	225	N/A	228	N/A	203	N/A

	$1,938	100.00%	$1,901	100.00%	$1,593	100.00%

	As of June 30, 2004		As of June 30, 2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$118	7.90%	$339	5.50%
Real Estate – construction	31	6.32%	—	2.12%
Real Estate – mortgage	875	81.74%	824	84.58%
Installment loans to individuals	167	3.83%	86	7.00%
Other	9	0.21%	29	0.80%
Unallocated	332	N/A	138	N/A

	$1,532	100.00%	$1,416	100.00%

Liquidity and Capital Resources

During the year ended June 30, 2007, Great Pee Dee paid total cash dividends of $0.64 per share or approximately $1.1 million. Although Great Pee Dee anticipates that it will continue to declare cash dividends on a regular basis until the completion of the merger with First Bancorp, Inc. The Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Bank’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Bank’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposits, borrowings and income from operations are the main sources of liquidity. The Bank’s primary uses of liquidity are to fund loans and to make investments.

As of June 30, 2007, liquid assets (cash, interest-earning deposits, federal funds sold and investment securities) were approximately $39.8 million, which represents 23.3% of deposits. At that date, outstanding loan commitments were $30.7 million, the undisbursed portion of construction loans was $10.7 million and undrawn lines of credit totaled $16.0 million. Funding for these commitments is expected to be provided from current liquidity, deposits, FHLB advances, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations. The Bank also has access to the brokered certificates of deposit (CDs) market. The Bank had approximately $35.6 million in brokered CDs at June 30, 2007. Supplementing these liquidity sources, the Bank has available lines of credit from various correspondent banks to purchase federal funds on a short-term basis of approximately $8.1 million. As of June 30, 2007, no borrowings were outstanding against these lines of credit. The Bank also has the ability to borrow up to $54.5 million from the FHLB of Atlanta. As of June 30, 2007, $36.4 million was borrowed from the FHLB.

Under federal capital regulations, the Bank must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At June 30, 2007 and 2006, the Bank exceeded all such requirements.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of the Company’s funds is dividends received from the Bank. In fiscal 2007, a $2.9 million dividend was paid by the Bank to Company. At June 30, 2007, notification is required by Office of Thrift Supervision for any payment of dividends from the Bank to the Company.

Management is not aware of any known trends, except the pending merger, uncertainties or current recommendations by regulatory authorities that will have, or that are reasonably likely to have, a material effect on the Company’s liquidity, capital resources, or other operations.

Management’s attestation under Section 404 of the Sarbanes-Oxley Act is required for the Company for the fiscal year ending June 30, 2008.

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

The Company’s significant accounting policies are described in Note B to the consolidated financial statements. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

Due to the estimation process and the potential materiality of the amounts involved, the Company has identified the accounting for the allowance for loan losses and the related provision for loan losses as an accounting policy critical to the Company’s consolidated financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and certain residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Off-Balance Sheet Arrangements

Information about the Bank’s off-balance sheet risk exposure is presented in Note M to the accompanying consolidated financial statements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs) or variable-interest entities (VIEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any unconsolidated SPE or VIE transactions

Contractual Obligations

Information about the Company’s contractual obligations is presented in the Footnotes to the accompanying consolidated financial statements and in our management’s discussion and analysis.

Recent Accounting Pronouncements

See Note B to the financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Forward-looking Statements

This report contains statements which constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward looking terminology, such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative other variations of those terms or other comparable terminology. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those described in the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment and tax laws, significant underperformance or loan losses in our portfolio of outstanding loans, and competition in our markets.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Great Pee Dee Bancorp, Inc.

Cheraw, South Carolina

We have audited the accompanying consolidated statements of financial condition of Great Pee Dee Bancorp, Inc. and subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Pee Dee Bancorp, Inc. and Subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

September 19, 2007

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 and 2006

	2007	2006
ASSETS
Cash on hand and due from banks	$3,206,762	$3,354,586
Interest-earning balances in other banks	368,511	488,193
Federal funds sold	12,220,000	858,000

Cash and cash equivalents	15,795,273	4,700,779
Investment securities available for sale, at fair value (Note C)	20,025,241	20,487,474
Loans (Note D)	178,686,662	177,175,621
Allowance for loan losses	(1,937,997)	(1,901,034)

Net Loans	176,748,665	175,274,587
Loans held for sale (Note P)	12,318,262	958,150
Accrued interest receivable	1,165,920	1,026,733
Restricted stock, at cost	2,252,700	1,997,787
Premises and equipment, net (Note E)	4,901,813	5,017,468
Real estate	558,000	109,500
Intangible assets (Note F)	493,810	678,610
Other assets (Note K)	2,487,425	2,455,230

TOTAL ASSETS	$236,747,109	$212,706,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts (Note G)	$171,203,575	$151,339,258
Short-term borrowings (Note H)	4,500,000	9,500,000
Long-term borrowings (Note H)	31,900,000	23,600,000
Accrued interest payable	392,274	287,356
Advance payments by borrowers for property taxes and insurance	116,689	120,775
Accrued expenses and other liabilities	1,319,956	1,319,337

TOTAL LIABILITIES	209,432,494	186,166,726

COMMITMENTS AND CONTINGENCIES (Note M)
STOCKHOLDERS’ EQUITY (Notes I, J and L)
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22,246	22,246
Additional paid-in capital	22,130,865	22,093,615
Unearned compensation	(581,643)	(707,438)
Retained earnings, substantially restricted	12,193,959	11,746,235
Accumulated other comprehensive loss	(486,697)	(674,725)
Common stock in treasury, at cost (434,636 and 434,448 shares, respectively)	(5,964,115)	(5,940,341)

TOTAL STOCKHOLDERS’ EQUITY	27,314,615	26,539,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,747,109	$212,706,318

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2007 and 2006

	2007	2006
INTEREST INCOME
Loans	$13,508,512	$11,575,412
Investments	880,335	1,093,238
Deposits in other banks and federal funds sold	126,988	84,996

TOTAL INTEREST INCOME	14,515,835	12,753,646

INTEREST EXPENSE
Deposits (Note G)	6,288,224	4,755,585
Short-term borrowings	503,936	213,342
Long-term borrowings	1,170,459	1,068,922

TOTAL INTEREST EXPENSE	7,962,619	6,037,849

NET INTEREST INCOME	6,553,216	6,715,797
PROVISION FOR LOAN LOSSES (Note D)	167,500	362,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,385,716	6,353,297

NON-INTEREST INCOME
Service fees and charges	606,175	516,863
Gain on sales of loans held for sale	84,068	73,605
Brokerage operations	307,294	316,650
Loss on sale of investment securities	(6,993)	(143,640)
Gain on sale of restricted stock	83,070	—
Other	68,163	9,007

TOTAL NON-INTEREST INCOME	1,141,777	772,485

NON-INTEREST EXPENSES
Personnel costs	2,422,314	2,169,007
Occupancy	601,175	577,286
Data processing	554,719	495,455
Amortization of intangibles	184,800	184,800
Advertising	156,687	107,659
Stockholder relations cost	290,444	229,265
Other	818,659	820,475

TOTAL NON-INTEREST EXPENSES	5,028,798	4,583,947

INCOME BEFORE INCOME TAXES	2,498,695	2,541,835
INCOME TAXES (Note K)	955,505	942,984

NET INCOME	$1,543,190	$1,598,851

EARNINGS PER COMMON SHARE (Note B)
Basic	$0.90	$0.93

Diluted	$0.89	$0.92

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note B)
Basic	1,721,618	1,722,867
Diluted	1,726,159	1,729,891

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2007 and 2006

	Shares of common stock		Par value of of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
Balance at June 30, 2005	2,224,617	423,107	$22,246	$22,008,532	$(872,774)	$11,242,041	$(387,823)	$(5,755,747)	$26,256,475
Comprehensive income:
Net income	—	—	—	—	—	1,598,851	—	—	1,598,851
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	(286,902)	—	(286,902)
Total comprehensive income									1,311,949

Purchase of treasury stock	—	12,886	—	—	—	—	—	(200,319)	(200,319)
Exercise of stock options	—	(1,545)	—	(9,600)	—	—	—	15,725	6,125
RRP and incentive shares earned	—	—	—	—	50,131	—	—	—	50,131
Release of ESOP shares	—	—	—	87,940	115,205	—	—	—	203,145
Tax benefit of stock option exercise	—	—	—	6,743	—	—	—	—	6,743
Cash dividends paid
($0.64 per share)	—	—	—	—	—	(1,094,657)	—	—	(1,094,657)

Balance at June 30, 2006	2,224,617	434,448	22,246	22,093,615	(707,438)	11,746,235	(674,725)	(5,940,341)	26,539,592
Comprehensive income:
Net income	—	—	—	—	—	1,543,190	—	—	1,543,190
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	188,028	—	188,028

Total comprehensive income									1,731,218

Purchase of treasury stock	—	9,073	—	—	—	—	—	(139,325)	(139,325)
Exercise of stock options	—	(4,885)	—	(19,355)	—	—	—	61,638	42,283
RRP shares issued	—	(4,000)	—	(53,913)	—	—	—	53,913	—
Reclassification of unearned compensation	—	—	—	(18,944)	18,944	—	—	—	—
Release of ESOP shares	—	—	—	83,581	106,851	—	—	—	190,432
Tax benefit of stock option exercise	—	—	—	9,368	—	—	—	—	9,368
Stock based compensation expense	—	—	—	36,513	—	—	—	—	36,513
Cash dividends paid
($0.64 per share)	—	—	—	—	—	(1,095,466)	—	—	(1,095,466)

Balance at June 30, 2007	2,224,617	434,636	$22,246	$22,130,865	$(581,643)	$12,193,959	$(486,697)	$(5,964,115)	$27,314,615

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,543,190	$1,598,851
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	315,198	324,759
Amortization of intangibles	184,800	184,800
Provision for loan losses	167,500	362,500
Gain on sale of foreclosed real estate	(3,773)	(1,428)
Gain on sale of restricted stock	(83,070)	—
Loss on sale of investment securities	6,993	143,640
Gain on sale of loans held for sale	(84,068)	(73,605)
Deferred income taxes	(72,086)	(166,058)
ESOP contribution expense	190,432	203,145
Stock-based compensation expense	36,513	50,131
Proceeds from sales of loans held for sale	9,712,938	23,484,653
Originations of loans held for sale	(20,988,981)	(12,066,598)
Change in assets and liabilities:
Increase in accrued interest receivable	(139,187)	(136,944)
Increase in other assets	(75,674)	(138,459)
Increase in accrued interest payable	104,918	96,622
Increase in accrued expenses and other liabilities	619	198,834

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(9,183,738)	14,064,843

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available for sale investments	(3,899,675)	(289,205)
Proceeds from maturities, calls and sales of available for sale investment securities	4,658,506	7,971,375
Proceeds from the sale of land	—	150,000
Purchase of real estate held for investment	(464,000)	—
Purchase of restricted stock	(503,500)	(317,000)
Redemption of restricted stock	331,657	—
Net increase in loans	(1,752,186)	(32,840,129)
Purchase of premises and equipment	(199,543)	(1,393,739)
Proceeds from sale of real estate acquired in settlement of loans	129,882	222,428

NET CASH USED IN INVESTING ACTIVITIES	(1,698,859)	(26,496,270)

The accompanying notes are an integral part of these consolidated financial statements

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand accounts	$850,118	$(4,761,598)
Net increase in certificates of deposit	19,014,199	19,527,604
Decrease in advance payments by borrowers for taxes and insurance	(4,086)	(36,692)
Net increase (decrease) in short-term borrowings	(5,000,000)	1,052,000
Proceeds from long-term borrowings	8,300,000	600,000
Purchase of treasury stock	(139,325)	(200,319)
Proceeds from exercise of stock options	42,283	6,125
Tax benefit from exercise of non-qualified stock options	9,368	6,743
Cash dividends paid	(1,095,466)	(1,094,657)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,977,091	15,099,206

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,094,494	2,667,779
CASH AND CASH EQUIVALENTS, BEGINNING	4,700,779	2,033,000

CASH AND CASH EQUIVALENTS, ENDING	$15,795,273	$4,700,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,857,701	$5,941,227

Income taxes	$1,176,275	$986,500

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Loans receivable transferred to real estate acquired in settlement of loans	$301,058	$362,026

Loans receivable originated to finance the sale of foreclosed real estate sold	$190,450	$214,850

Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax expense (benefit)	$188,028	$(286,902)

Reclassification of loans to loans held for sale	$—	$11,187,000

The accompanying notes are an integral part of these consolidated financial statements.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE A—MERGER BETWEEN GREAT PEE DEE BANCORP, INC. AND FIRST BANCORP

On July 12, 2007, Great Pee Dee Bancorp, Inc. entered into a merger agreement with First Bancorp. Pursuant to the agreement, Great Pee Dee will be merged with and into First Bancorp. Under the terms of the merger agreement, each share of Great Pee Dee common stock issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.15 shares of First Bancorp common stock. The total transaction price is valued at approximately $38.2 million. Closing of the merger, which is expected to occur in the fourth quarter of 2007 or the first quarter of 2008, is subject to certain conditions, including the approval of the shareholders of Great Pee Dee, regulatory approvals, and other customary closing conditions. The Bank’s offices will become branch offices of First Bank, the wholly-owned subsidiary of First Bancorp.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

On December 31, 1997, pursuant to a Plan of Conversion which was approved by its members and regulators, Sentry Bank & Trust (“Sentry” or the “Bank”), formerly First Federal Savings and Loan Association of Cheraw, converted from a federally chartered mutual savings and loan association to a federally-chartered stock savings association (the “Conversion”) and became a wholly-owned subsidiary of Great Pee Dee Bancorp, Inc. (“Great Pee Dee” or “Parent”). Great Pee Dee was formed to acquire all of the common stock of Sentry Bank & Trust upon its conversion to stock form. Great Pee Dee has no operations and conducts no business on its own other than owning its subsidiary, investing in liquid assets and lending funds to the Employee Stock Ownership Plan (the “ESOP”) which was formed in connection with the Conversion. The consolidated entity is hereafter referred to as the “Company.”

Nature of Business

Sentry maintains offices in Cheraw and Florence, South Carolina. The Bank conducts its primary business in Chesterfield, Marlboro and Florence Counties, South Carolina. The Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits to make mortgage loans secured by one-to-four family residential and commercial real estate loans within its primary market area. The Bank also makes home improvement loans, multi-family residential loans, construction loans, commercial loans, automobile loans and loans secured by deposit accounts. Sentry has been and intends to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Parent and its subsidiary, together referred to as the “Company.” All significant inter-company transactions and balances are eliminated in consolidation.

The accounting and reporting policies of Sentry follow accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of the more significant accounting policies.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks, interest-earning balances in other banks, and federal funds sold.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Investment Securities

Available-for-sale securities are reported at fair value and consist of bonds, notes and mortgage-backed securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in income as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer of a period of time sufficient to allow for any anticipated recovery in fair value. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market or to other investors (See Note P) are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

Loans Receivable

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout its primary market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

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

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and certain residential loans for impairment disclosures.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including mortgage loan commitments, home equity line commitments, and letters of credit. Such financial instruments are recorded when they are funded.

Rate Lock and Sales Commitments

Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. It has been determined that the value of these commitments is not significant and has not been recognized in these consolidated financial statements.

The Company has entered into agreements to sell certain of the loans at a stated interest rate. These sales commitments are considered to be derivatives. Fair value is based upon the difference between the current levels of interest rates for similar loans and the rate on the loan committed to be sold. It has been determined that the value of these commitments is not significant and has not been recognized in these consolidated financial statements.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets ranging from 40 years for buildings and 3 to 15 years for equipment.

Expenditures for maintenance and repairs are charged to expense as incurred, while those for improvements are capitalized. The costs and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

Restricted Stock

Investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) are required by law of every member. This investment is carried at cost since redemption of this stock has historically been at par. No ready market exists for the stock and it has no quoted market value. Due to the redemption requirements of the Federal Home Loan Bank no impairment exists in this stock.

Real Estate

Real estate acquired in settlement of loans is held for sale and is initially recorded at fair value at the date of foreclosure. Fair values at foreclosure are based on appraisals less estimated selling costs. Losses arising at the time of acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent gains and losses are provided by a charge to income in the period in which the need arises.

Real estate acquired and held for sale is initially recorded at the purchase price at the date of acquisition. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation of fair value are charged to other operating income.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

All of the Company’s intangible assets were recorded in connection with its purchase in March of 2000 of a branch office in Florence, South Carolina, and is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, as amended by SFAS No. 147, Acquisition of Certain Financial Institutions. As a result, none of those intangible assets constitutes goodwill that must cease to be amortized under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

In connection with the March 2000 acquisition of a branch office in Florence, South Carolina, the Company recorded for $250,000 a non-compete agreement and recorded deposit-related intangible assets of $1,850,000. The non-compete agreement has been fully amortized. The deposit-related intangible assets are being amortized using the straight-line method over ten years, ending June 30, 2010.

Income Taxes

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, applicable accounting standards require an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in Note K. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

Interest Income

The accrual of interest on loans is discontinued at the time the loan is 90 days past due or impaired unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful according to internal evaluation policies.

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

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Income (Continued)

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

Non-Interest Income

The primary sources of non-interest income are service charges on deposit accounts, gains on sale of loans held for sale and investment services income. Deposit service charges are collected and recognized on a daily basis when the related activity to generate the revenue occurs. Gains on sale of loans held for sale are recognized at the time of sale to a third-party and the loan is derecognized. See the policy note on loans held for sale for additional information. Investment services revenue is recognized monthly based upon commission remittances from our clearing broker.

Advertising Expense

Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $156,687 and $107,659 were included in the Company’s results of operations for 2007 and 2006, respectively.

Stock Compensation Plans

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

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Anti-dilutive options have been excluded form the computation. Approximately 79,000 options were anti-dilutive for the fiscal year ending June 30, 2007. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years Ended June 30,
	2007	2006
Average number of common shares outstanding used to calculate basic earnings per common share	1,721,618	1,722,867
Effect of dilutive options and restricted stock	4,541	7,024

Average number of common shares outstanding used to calculate diluted earnings per common share	1,726,159	1,729,891

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholder’s equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss and related tax effects are as follows:

	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$296,598	$(609,185)
Tax effect	(112,906)	233,763
Reclassification adjustment for losses realized in income	6,993	143,640
Tax effect	(2,657)	(55,120)

Net of tax amount	$188,028	$(286,902)

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of SFAS No. 157.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly – held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument–by–instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative–effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 159 does contain an early election option that would allow the Company to elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company has not early adopted SFAS 159 and does not expect the adoption of SFAS 159 to materially impact the Company’s consolidated financial statements.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB ratified the consensus reached related to EITF No. 06–5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85–4, Accounting for Purchases of Life Insurance.” EITF No. 06–5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06–5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual–life by individual–life policy (or certificate by certificate in a group policy). EITF No. 06–5 is effective for fiscal years beginning after December 15, 2006. EITF No. 06-5 will not impact the Company’s consolidated financial statements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

Reclassifications

Certain items were reclassified in the June 30, 2006 financial statements to be consistent with the June 30, 2007 presentation. The reclassifications had no impact upon net income or stockholders’ equity as previously recorded.

NOTE C—INVESTMENT SECURITIES

The following is a summary of the securities portfolios by major classification:

	June 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
Trust preferred securities	$544,751	$3,348	$17,980	$530,119
Government sponsored enterprise securities	3,900,000	—	48,526	3,851,474
Municipal securities	919,927	—	9,182	910,745
Mortgage-backed securities	15,436,160	—	703,257	14,732,903

	$20,800,838	$3,348	$778,945	$20,025,241

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE C—INVESTMENT SECURITIES (Continued)

	June 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available for sale:
Trust preferred securities	$519,421	$160	$25,154	$494,427
Government sponsored enterprise securities	5,400,000	—	116,344	5,283,656
Municipal securities	1,020,692	—	13,140	1,007,552
Mortgage-backed securities	14,626,549	—	924,710	13,701,839

	$21,566,662	$160	$1,079,348	$20,487,474

The amortized cost and fair values of debt securities available for sale at June 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized cost	Fair value
Due in one year or less	$3,000,000	$2,960,850
Due after one year through five years	3,081,971	2,978,378
Due after five years through ten years	4,342,271	4,144,128
Due after ten years	10,376,596	9,941,885

	$20,800,838	$20,025,241

The fair value of securities with unrealized losses at June 30, 2007 is as follows:

	Less than 12 Months		More than 12 Months
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Government sponsored enterprise securities	$—	$—	$3,851,474	$48,526
Mortgage backed securities	1,436,039	24,985	11,332,571	678,272
Municipals securities	810,745	9,182	—	—
Trust preferred securities	252,145	7,855	89,875	10,125

Total	$2,498,929	$42,022	$15,273,920	$736,923

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE C—INVESTMENT SECURITIES (Continued)

The fair value of securities with unrealized losses at June 30, 2006 is as follows:

	Less than 12 Months		More than 12 Months
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Government sponsored enterprise
Securities	$980,000	$20,000	$4,303,656	$96,344
Mortgage backed securities	—	—	13,701,840	924,710
Municipals securities	812,787	7,905	194,764	5,235
Trust preferred securities	68,355	6,645	256,491	18,509

Total	$1,861,142	$34,550	$18,456,751	$1,044,798

Management of the Company believes all unrealized losses as of June 30, 2007 and 2006 represent temporary impairment. Approximately 94.6% of the unrealized losses, or 11 individual securities, consisted of securities in a continuous loss position for 12 months or more as of June 30, 2007 and approximately 96.8% of the unrealized losses, or 10 individual securities, consisted of securities in a continuous loss position for 12 months or more as of June 30, 2006. The Company has the ability and intends to hold these securities until recovery. The Company believes, based on industry analysis reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Proceeds from sales of available-for-sale securities during the year ended June 30, 2007 were $293,007 that resulted in gross realized losses of $6,993. Proceeds from sales of available-for-sale securities during the year ended June 30, 2006 were $4,756,360 that resulted in gross realized losses of $143,640. Securities with a par of $8,329,180 and $11,400,000 and a fair value of $7,916,781 and $10,909,302 at June 30, 2007 and 2006 respectively, were pledged to secure public monies on deposit as required by law.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE D—LOANS RECEIVABLE

Loans receivable consist of the following:

	2007	2006
Type of loan:
Real estate loans:
1-to-4 family residential	$66,198,626	$65,417,553
Commercial	59,019,691	61,345,237
Construction and land	31,502,345	27,570,247
Home improvement loans	9,651,177	10,098,347

Total real estate loans	166,371,839	164,431,384

Other loans:
Commercial	7,819,761	7,769,767
Consumer	3,643,336	4,669,864
Loans secured by deposits	1,052,279	553,332

Total other loans	12,515,376	12,992,963

Subtotal	178,887,215	177,424,347
Less:
Deferred loan origination fees, net of costs	200,553	248,726

Total loans	$178,686,662	$177,175,621

The allowance for loan losses is summarized as follows:

	2007	2006
Balance at beginning of year	$1,901,034	$1,593,223
Provision for loan losses	167,500	362,500
Charge-offs	(133,638)	(85,475)
Recoveries	3,101	30,786

Balance at end of year	$1,937,997	$1,901,034

At June 30, 2007 and 2006, the recorded investment in loans considered impaired in accordance with SFAS No. 114 totaled $1.2 million and $555,000, respectively, with corresponding valuation allowances of $98,000 and $54,000, respectively. For the years ended June 30, 2007 and 2006, the average recorded investment in impaired loans was approximately $743,000 and $964,000, respectively. Interest income that was foregone on impaired loans for the years ended June 30, 2007, and 2006 amounted to approximately $50,000 and $30,000, respectively.

Non-accrual loans at June 30, 2007 and 2006 were approximately $1.2 million and $555,000, respectively. No loans past due 90 days were accruing interest.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE D—LOANS RECEIVABLE (Continued)

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

	2007	2006
Balance at beginning of year	$3,438,734	$3,347,040
Net borrowings, (repayments) during the year	(357,362)	91,694

Balance at end of year	$3,081,372	$3,438,734

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment for the years ended on June 30 consist of the following:

	2007	2006
Land	$1,591,670	$1,591,670
Building and improvements	3,456,867	3,331,692
Furniture and equipment	1,938,203	1,863,835

	6,986,740	6,787,197
Accumulated depreciation	(2,084,927)	(1,769,729)

	$4,901,813	$5,017,468

Depreciation expense for the years ended June 30, 2007 and 2006 amounted to $315,198 and $324,759, respectively.

The Bank has a non-cancelable operating lease for the land on which its Florence branch is located. Future minimum rent commitments under this lease are as follows:

2008	$24,000
2009	24,000
2010	24,000
2011	24,000
2012	30,750
Thereafter	140,250

$267,000

The lease has an initial term of fifteen years with renewal options for two additional ten-year terms followed by one additional five-year term. Total rent expense for the years ended June 30, 2007 and 2006 was $22,500 and $18,000, respectively.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE F—INTANGIBLE ASSETS

The following is a summary of the approximate gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2007 and 2006:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deposit intangibles related to branch acquisition	$1,850,000	$1,356,000	$1,850,000	$1,171,000

The following table presents the estimated amortization for intangible assets for each of the three fiscal years ending June 30, 2010. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortized intangible assets.

Estimated amortization expense
2008	$185,000
2009	185,000
2010	124,000

$494,000

NOTE G—DEPOSIT ACCOUNTS

A comparative summary of deposit accounts at June 30, 2007 and 2006 follows:

	2007	2006
Demand accounts:
Non-interest bearing	$8,379,470	$8,841,298
Savings	2,582,525	2,865,257
Money market and NOW	28,232,885	26,638,207

Total demand accounts	39,194,880	38,344,762
Certificates of deposit	132,008,695	112,994,496

Total deposit accounts	$171,203,575	$151,339,258

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE G—DEPOSIT ACCOUNTS (Continued)

A summary of certificate accounts by maturity as of June 30, 2007 follows:

	Less than $100,000	$100,000 or more	Total
One year or less	$38,853,839	$53,585,962	$92,439,801
More than one year to three years	12,038,086	24,941,778	36,979,864
More than three years to five years	464,785	2,108,847	2,573,632
More than five years	15,398	—	15,398

Total certificate accounts	$51,372,108	$80,636,587	$132,008,695

Interest expense on deposits for the years ended June 30 is summarized as follows:

	2007	2006
Savings accounts	$19,335	$21,668
Money market accounts and NOW	761,393	669,166
Certificates of deposit	5,518,767	4,084,107

	6,299,495	4,774,941
Penalties for early withdrawal	(11,271)	(19,356)

	$6,288,224	$4,755,585

NOTE H—BORROWINGS

The Bank had total short-term borrowings of $4,500,000 and $9,500,000 at June 30, 2007 and 2006, respectively. The borrowings consisted of advances from the Federal Home Loan Bank of Atlanta and federal funds purchased. The borrowings carried rates ranging from 3.66% to 5.37% at June 30, 2007 and rates ranging from 3.97% to 5.45% as of June 30, 2006.

The Bank’s long-term borrowings are all at fixed rates. The borrowings have stated interest rates and maturities as follows:

	At June 30,
	2007	2006
5.37% due on September 5, 2007	$7,000,000	$—
3.00% due on September 5, 2008, called September 5, 2006	—	10,000,000
4.21% due on December 12, 2011	1,800,000	—
5.32% due on May 28, 2008	2,000,000	—
4.51% due on April 20, 2012, callable April 20, 2009	7,500,000	—
3.66% due on August 10, 2015, called August 10, 2007	5,600,000	5,600,000
5.09% due on August 10, 2007	5,000,000	5,000,000
5.15% due on August 1, 2011	3,000,000	3,000,000

	$31,900,000	$23,600,000

At June 30, 2007, the Bank has a $54.5 million available credit line from the Federal Home Loan Bank. All advances are secured by a blanket-floating lien on the Bank’s 1-to-4 family residential mortgage loans. As of June 30, 2007 and 2006, the Bank had borrowed $36.4 million and $33.1 million, respectively, on this line.

The Bank also has an $8.1 million available credit line from its correspondent bank.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE I—EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock-Based Compensation

The Company has three share-based compensation plans in effect at June 30, 2007. The compensation cost that has been charged against income for those plans was approximately $37,000 and $50,000 for the fiscal years ended June 30, 2007 and 2006 respectively. The Company recorded a $14,000 and $19,000 deferred tax benefit related to share-based compensation for the fiscal year ended June 30, 2007 and 2006, respectively.

At the Company’s first annual meeting of stockholders held on January 7, 1999, the Company’s stockholders approved the 1998 Recognition and Retention Plan (the “RRP”). Under the RRP, 88,874 shares of common stock were reserved for issuance to key officers and directors with vesting of the awards determined at the time of the grant. Within the Plan, 81,392 shares have been granted as of June 30, 2007, leaving 7,482 shares that can be granted.

At the Company’s annual meeting held on January 7, 1999, the stockholders approved the Great Pee Dee Bancorp, Inc. Stock Option Plan (the “SOP”). The SOP provides for the issuance to directors, officers and employees of the Bank options to purchase up to 242,233 shares of the Company’s common stock. Options granted to directors, executive officers, and employees vest over terms up to three years. All options will expire if not exercised within ten years from the date of grant. Within the Plan, 234,999 shares have been granted as of June 30, 2007, leaving 7,234 options that can be granted.

The 2003 Long Term Incentive Stock Benefit Plan was approved at the 2003 Annual Meeting and authorizes up to 88,388 shares of common stock to be granted in either stock options or stock awards for issuance to key officers and directors with vesting of the awards determined at the time of the grant. Within the Plan, 13,000 shares have been granted as of June 30, 2007, leaving 75,388 options or shares that can be granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 2,727 reload stock options for the fiscal ended June 30, 2007 and 2,239 reload stock options for the fiscal year ended June 30, 2006. The fair value of options granted was estimated to be $1.57 for options granted in the year ended June 30, 2007 and $2.15 for options granted in the year ended June 30, 2006.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the fiscal years ended June 30, 2007 and 2006.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE I—EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

	At June 30,
	2007	2006
Dividend yield	4.30%	4.00%
Risk-free interest rate	4.75%	5.00%
Volatility	18.00%	25.00%
Expected life	2 Years	2 Years

A summary of option activity under the stock option plans for the fiscal year ended June 30, 2007 and 2006, respectively.

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
At June 30, 2006	125,515	$15.70
Exercised	(7,612)	11.17
Authorized	—	—
Forfeited	(9,170)	17.29
Granted	2,727	16.00

Outstanding at June 30, 2007	111,460	$15.89	2.3 Years	$107,822

Exercisable at June 30, 2007	111,460	$15.89	2.3 Years	$107,822

For the fiscal years ended June 30, 2007 and 2006, respectively, the intrinsic value of options exercised was approximately $35,000 and $17,000. The fair value of options vested for the fiscal years ended June 30, 2007 and 2006 was approximately $4,000 and $3,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the fiscal year ended June 30, 2007 and 2006 was $42,000 and $6,000. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $9,000 for the fiscal year ended June 30, 2007 and $7,000 for the fiscal year ended June 30, 2006.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE I—EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Restricted Stock

A summary of the status of the Company’s restricted stock as of fiscal year ended June 30, 2007 and is presented below:

	Shares	Weighted average grant date fair value
Balance - June 30, 2006	3,000	$17.05
Granted	4,000	15.45
Vested	(3,000)	17.05
Forfeited	—	—

Balance - June 30, 2007	4,000	$15.45

The fair value of restricted stock vested over the fiscal years ended June 30, 2007 and 2006, respectively was $33,000 and $50,000.

As of June 30, 2007, there was $47,600 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The Company funds the option shares and restricted stock from authorized but unissued shares and treasury stock. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/ (decrease)) of the adoption of SFAS 123R is as follows: (In thousands)

Year Ended June 30, 2007
Income before income tax expense	$(4)
Net income	$(3)
Cash flow from operating activities	$(9)
Cash flow provided by financing activities	$9
Basic earnings per share	$—
Diluted earnings per share	$—

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE I—EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the fiscal year ended June 30, 2006. (in thousands, except per share data):

Year Ended June 30, 2006
(Amounts in thousands, except per share data)
Net income:
As reported	$1,599
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	31
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	34

Pro forma	$1,596

Basic net income per share:
As reported	$0.93
Pro forma	0.93
Diluted net income per share:
As reported	$0.92
Pro forma	0.92

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE I—EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employee Stock Ownership Plan

In the mutual-to-stock conversion, the Company’s Employee Stock Ownership Plan (the “ESOP”) purchased 174,570 shares of the common stock of Great Pee Dee sold in the public offering at a total cost of $1,745,700. The number of shares in the ESOP increased by approximately 17,000 as a result of the 10% stock dividend in fiscal year 2002. The ESOP executed a note payable to Great Pee Dee for the full price of the shares purchased. The note is to be repaid over thirty years in quarterly installments of principal and interest. Interest is based upon the prime rate and will be adjusted annually. Dividends, if any, paid on shares held by the ESOP may be used to reduce the loan. Dividends paid on unallocated shares held by the ESOP are not reported as dividends in the consolidated financial statements. The note may be prepaid without penalty. The unallocated shares of stock held by the ESOP are pledged as collateral for the note. The ESOP is funded by contributions made by the Bank in amounts sufficient to retire the debt. At June 30, 2007, the outstanding balance of the note is $581,643 and is included in unearned compensation as a reduction of stockholders’ equity.

Shares are released as the debt is repaid and earnings from the common stock held by the ESOP are allocated among active participants on the basis of compensation in the year of allocation. Benefits become 100% vested after seven years of credited service. Forfeitures of non vested benefits will be reallocated among remaining participating employees in the same proportion as contributions.

Expense of $190,432 and $203,145 has been incurred in connection with the ESOP during the years ended June 30, 2007 and 2006, respectively. The expense includes, in addition to the cash contribution necessary to fund the ESOP, $84,000 and $88,000 which represents the difference between the fair market value of the shares which have been released or committed to be released to participants and the cost of these shares to the ESOP for the years ended June 30, 2007 and 2006, respectively. The Bank has credited this amount to additional paid-in capital for the years then ended.

At June 30, 2007, 78,643 shares held by the ESOP have been released or committed to be released to the plan’s participants for purposes of computing earnings per share. The fair value of the unallocated shares amounted to approximately $1.1 million at June 30, 2007. Subsequent to June 30, 2007 the Company has filed with the Internal Revenue Service to terminate the ESOP as a condition of its previously announced merger.

Employee Deferred Compensation Plan

The Bank has a deferred compensation plan for certain officers whereby the executive officers can make elective deferrals in lieu of receiving a portion of the salary to which they otherwise would be entitled. The Company may also elect to make discretionary contributions on behalf of certain officers. This plan is not entitled to favorable tax treatment under current law. Related deferred income tax benefits are included in the accompanying consolidated financial statements. There were no expenses associated with the plan for the years ended June 30, 2007 and 2006.

Director’s Deferred Compensation Plan

The Bank has a deferred compensation plan for directors whereby members of the board may make elective deferrals in lieu of receiving a portion of the compensation to which they otherwise would be entitled. This plan is not entitled to favorable tax treatment under current law. Related deferred income tax benefits are included in the accompanying consolidated financial statements. Expenses for this plan totaled $16,000 and $14,000 for the years ended June 30, 2007 and 2006, respectively.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE I—EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

401(k) Retirement Plan

The Bank maintains for the benefit of its eligible employees a 401(k) plan. Under the plan, the Bank fully matches a participant’s elective contributions up to three percent of base compensation, and then matches fifty percent of a participant’s elective contributions in excess of three percent of base compensation up to five percent of base compensation. The only eligibility requirement is completion of one year’s full-time service. At June 30, 2007 and 2006 substantially all full-time employees are eligible and are covered by the plan. 401(k) contributions are funded when accrued. The total 401(k) retirement plan expense was $51,000 and $27,000 for the years ended June 30, 2007 and 2006, respectively.

NOTE J—STOCK REPURCHASES

The Company’s Board of Directors has adopted stock repurchase plans under which the Company is authorized to repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions at times deemed appropriate. Treasury shares have been used for various purposes, including grants under the RRP, shares issued in the form of a 10% stock dividend in fiscal 2002 and shares issued in connection with exercise of stock options. At June 30, 2007, 434,636 shares were held as treasury stock.

NOTE K—INCOME TAXES

The components of income tax expense are as follows for the years ended June 30, 2007 and 2006:

	2007	2006
Current tax expense:
Federal	$887,346	$950,413
State	140,245	158,629

	1,027,591	1,109,042

Deferred tax benefit:
Federal	(60,692)	(139,810)
State	(11,394)	(26,248)

	(72,086)	(166,058)

Provision for income taxes	$955,505	$942,984

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows for the years ended June 30, 2007 and 2006:

	2007	2006
Income tax at federal statutory rate	$849,556	$864,224
State income tax, net of federal tax benefit	85,042	87,372
Tax exempt interest income	(24,907)	(28,239)
ESOP	10,845	14,333
Other	34,969	5,294

Provision for income taxes	$955,505	$942,984

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE K—INCOME TAXES (Continued)

Deferred tax assets and liabilities arising from temporary differences at June 30, 2007 and 2006 are summarized as follows:

	2007	2006
Deferred tax assets relating to:
Deferred compensation	$106,296	$106,296
Allowance for loan losses	735,664	721,633
Unrealized securities losses	294,350	409,796
Other	6,996	—
Amortization of intangibles	206,701	189,694

Total deferred tax assets	1,350,007	1,427,419

Deferred tax liabilities relating to:
Premises and equipment	(148,398)	(191,644)
FHLB stock dividends	(6,074)	(9,010)
Prepaid expenses	(33,912)	(21,783)

Total deferred tax liabilities	(188,384)	(222,437)

Net deferred tax asset	$1,161,623	$1,204,982

Deferred tax asset represent the future tax benefit of deductible differences and, if it is more likely that not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at June 30, 2007 will be realized, and accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets.

Retained earnings at June 30, 2007, includes approximately $1.5 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. Reductions of the amount so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

NOTE L—REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted assets (as defined) and of tangible capital to adjusted assets. Management believes, as of June 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE L - REGULATORY MATTERS (Continued)

As of June 30, 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 and 2006 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
June 30, 2007:
Total Risk Weighted
Capital to Risk
Weighted Assets:
Consolidated	$29,236	16.91%	$13,832	8.00%	$	N/A	N/A
Sentry	26,019	15.14%	13,752	8.00%		17,190	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$27,298	15.79%	$6,916	4.00%	$	N/A	N/A
Sentry	24,081	14.01%	6,876	4.00%		10,314	6.00%
Tier 1 Capital to
Adjusted Total Assets:
Consolidated	$27,298	11.34%	$9,629	4.00%	$	N/A	N/A
Sentry	24,081	10.05%	9,593	4.00%		11,985	5.00%
Tangible Capital to
Adjusted Total Assets:
Consolidated	$27,298	11.34%	$3,611	1.50%	$	N/A	N/A
Sentry	24,081	10.05%	3,598	1.50%		N/A	N/A
June 30, 2006:
Total Risk Weighted
Capital to Risk
Weighted Assets:
Consolidated	$28,436	17.71%	$12,843	8.00%	$	N/A	N/A
Sentry	27,100	16.97%	12,773	8.00%		15,966	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$26,535	16.53%	$6,421	4.00%	$	N/A	N/A
Sentry	25,199	15.78%	6,386	4.00%		9,580	6.00%
Tier 1 Capital to
Adjusted Total Assets:
Consolidated	$26,535	12.48%	$8,508	4.00%	$	N/A	N/A
Sentry	25,199	11.90%	8,472	4.00%		10,590	5.00%
Tangible Capital to
Adjusted Total Assets:
Consolidated	$26,535	12.48%	$3,190	1.50%	$	N/A	N/A
Sentry	25,199	11.90%	3,177	1.50%		N/A	N/A

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE L—REGULATORY MATTERS

The Bank is restricted in its ability to pay dividends. A significant source of Great Pee Dee’s funds is dividends received from the Bank. In fiscal 2007, a $2.9 million dividend was paid by the Bank to Great Pee Dee. At June 30, 2007, notification is required by Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

NOTE M—CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK

Financial instruments, which potentially subject the Bank to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Bank makes loans to individuals and small businesses for various personal and commercial purposes primarily Chesterfield County, Marlboro County, Florence County and other surrounding counties. The Bank’s underwriting policies require such loans to be made at no greater than 80% loan-to-value based upon appraised values unless private mortgage insurance is obtained. These loans are secured by the underlying properties. The Bank’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Bank to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Bank makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Bank to unusual credit risk.

The Bank’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of Management, there is no concentration of credit risk in its investment portfolio. The Bank places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

A summary of the approximate contract amount of the Bank’s exposure to off-balance sheet risk as of June 30, 2007 is as follows (in thousands):

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$30,729
Undisbursed construction loans in process	10,731
Lines of credit	16,021
Letters of credit	1,107

$58,588

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE M—CONCENTRATION OF CREDIT RISK AND OFF-BALANCE SHEET RISK (Continued)

At June 30, 2007, the Bank had loan commitments outstanding of approximately $3.6 million, at fixed interest rates ranging from 7.63% to 7.88%. In management’s opinion, these commitments, and undisbursed proceeds on construction loans in process reflected above, represent no more than normal lending risk to the Bank and will be funded from normal sources of liquidity.

NOTE N—DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The Bank has implemented SFAS No. 107, Disclosures About Fair Value of Financial Instruments, which requires disclosure of the estimated fair values of the Bank’s financial instruments whether or not recognized in the balance sheet, where it is practical to estimate that value. Such instruments include cash, interest-earning balances, federal funds sold, investment securities, loans, stock in the Federal Home Loan Bank of Atlanta, deposit accounts, short and long-term borrowings, and commitments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans Held for Sale

Fair value for loans held for sale is determined by available market prices.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE N—DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Restricted Stock

Restricted stock is comprised primarily of FHLB stock. The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based on a formula derived by the FHLB.

Deposit Liabilities

The carrying amount of demand deposits approximates fair values. The fair value of certificates of deposit is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.

Short and Long-Term Borrowings

The fair value of these borrowings is based upon discounting future cash flows using current rates at which borrowings of similar maturity could be obtained.

Accrued Interest and Advance Payments by Borrowers for Property Taxes and Insurance

The carrying amounts of these items approximate fair values.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note M, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Bank’s financial instruments, none of which are held for trading purposes, are as follows at June 30, 2007 and 2006:

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial
Cash, interest-earning balances, federal funds sold	$15,795,273	$15,795,273	$4,700,779	$4,700,779
Investment securities	20,025,241	20,025,241	20,487,474	20,487,474
Loans receivable, net	176,748,665	178,108,392	175,274,587	174,634,585
Loans held for sale	12,318,262	12,318,262	958,150	958,150
Accrued interest receivable	1,165,920	1,165,920	1,026,733	1,026,733
Restricted stock	2,252,700	2,252,700	1,997,787	1,997,787
Financial liabilities:
Deposits	171,203,575	167,779,504	151,339,258	149,825,865
Short-term borrowings	4,500,000	4,500,000	9,500,000	9,500,000
Long-term borrowings	31,900,000	31,992,100	23,600,000	23,781,538
Accrued interest payable	392,274	392,274	287,356	287,356
Advance payments by borrowers for property taxes and insurance	116,689	116,689	120,775	120,775

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE O—LIQUIDATION ACCOUNT

At the time of Conversion, the Bank established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after conversion. Only in the event of a complete liquidation will each eligible deposit account holder be entitled to receive a sub account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations.

NOTE P—RELATED PARTY TRANSACTIONS

Beginning in April 2007, Sentry Bank & Trust entered into a loan origination relationship with United Partners Bank (Proposed). This is a non-contractual, non-recourse, verbal agreement to originate loans on behalf of United Partners Bank (Proposed) during its organizational phase. United Partners Bank (Proposed) has agreed to purchase these loans at cost from Sentry Bank & Trust (the Bank) after their organization phase is completed. The dollar volume amounts of these loans have reached $12 million and are expected to reach a high of $32 million.

Sentry Bank & Trust has extended to the organizers of United Partners Bank (Proposed) a line of credit loan in the amount of $2 million dollars to fund the organizational phase. Full repayment is anticipated when United Partners Bank (Proposed) completes their organization.

The President of Great Pee Dee Bancorp, Inc., and Sentry Bank & Trust, is listed as an official organizer and proposed director of United Partners Bank (Proposed).

Sentry Bank & Trust, has made an investment of $220,000 in the subscription offering of United Partners Bank (Proposed). This investment has been recorded in other assets.

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE Q—PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of Great Pee Dee as of and for the years ended June 30, 2007 and 2006:

Condensed Statements of Financial Condition

As of June 30, 2007 and 2006

	2007	2006
Assets:
Cash on hand and in banks	$2,561,601	$663,810
Investment securities, available for sale	530,119	494,427
Investment in subsidiary	24,097,352	25,218,232
Accrued interest receivable	5,448	3,521
Other assets	361,166	342,164

Total assets	$27,555,686	$26,722,154

Liabilities:
Other liabilities	$241,071	$182,562

Stockholders’ equity:
Common stock	22,246	22,246
Additional paid-in capital	22,130,865	22,093,615
Unearned compensation	(581,643)	(707,438)
Retained earnings	12,193,959	11,746,235
Accumulated other comprehensive loss	(486,697)	(674,725)
Treasury stock	(5,964,115)	(5,940,341)

	27,314,615	26,539,592

Total liabilities and stockholders’ equity	$27,555,686	$26,722,154

GREAT PEE DEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

NOTE Q—PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended June 30, 2007 and 2006

	2007	2006
Equity in undistributed earnings of subsidiary	$(1,388,720)	$1,052,081
Distributed earnings of subsidiary	2,954,000	600,000
Interest and other income	158,201	85,418
Operating expenses	(194,061)	(172,528)
Income taxes	13,770	33,880

Net income	$1,543,190	$1,598,851

Condensed Statements of Cash Flows

Years Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$1,543,190	$1,598,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	1,388,720	(1,052,081)
Unearned compensation	83,581	87,940
Loss on sale of investment securities	6,993	—
Other	(13,706)	(121,035)

Net cash provided by operating activities	3,008,778	513,675

Cash flows from investing activities:
Purchase of securities available for sale	(497,830)	(18,554)
Proceeds from sale and maturities of securities available for sale	472,500	50,000
Collection of loan to ESOP	106,851	115,205

Net cash provided by investing activities	81,521	146,651

Cash flows from financing activities:
Purchase of treasury stock	(139,325)	(200,319)
Proceeds from option exercise	42,283	6,125
Cash dividends paid	(1,095,466)	(1,094,657)

Net cash used by financing activities	(1,192,508)	(1,288,851)

Net increase (decrease) in cash and cash equivalents	1,897,791	(628,525)
Cash and cash equivalents, beginning	663,810	1,292,335

Cash and cash equivalents, ending	$2,561,601	$663,810

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference or will be filed by amendment to this Annual Report.

Item 10. Executive Compensation

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference or will be filed by amendment to this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference or will be filed by amendment to this Annual Report.

Item 12. Certain Relationships and Related Transactions

Information included in Great Pee Dee Bancorp, Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference or will be filed by amendment to this Annual Report.

Item 13. Exhibits

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*

3.2	Bylaws of Great Pee Dee Bancorp, Inc.*

4.0	Stock Certificate of Great Pee Dee Bancorp, Inc.*

10.1	Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust*

10.2	Employee Agreement for John S. Long**

10.3	2003 Long-Term Incentive Stock Benefit Plan ***

10.4	Great Pee Dee Bancorp, Inc. and First Federal Savings and Loan Association of Cheraw Deferred Compensation Plan for Directors

10.5	Great Pee Dee Bancorp, Inc. and Sentry Bank & Trust 2005 Deferred Compensation Plan for Directors

10.6	First Federal Savings and Loan Association of Cheraw Non-Qualified Supplemental Plan

10.7	First Federal Savings and Loan Association of Cheraw Restated Non-Qualified Deferred Compensation Plan*

10.8	Great Pee Dee Bancorp, Inc. 1998 Stock Option Plan****

10.9	Great Pee Dee Bancorp, Inc. 1998 Recognition and Retention Plan****

21	Subsidiary List

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.

**	Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 27, 2001.

***	Incorporated herein by reference into this document from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on September 17, 2003.

****	Incorporated herein by reference into this document from the Company’s Proxy Statement for the 1998 Annual Meeting of Stockholders, filed on December 1, 1998.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the Proxy Statement under the caption “Proposal 2-Ratification of The Appointment of Independent Registered Public Accounting Firm,” or will be filed by amendment to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: September 21, 2007	By:	/s/ John S. Long
John S. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John S. Long	By:	/s/ John M. Digby
	John S. Long, President, Chief Executive Officer and Director		John M. Digby, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: September 21, 2007		Date: September 21, 2007

By:	/s/ Robert M. Bennett, Jr.	By:	/s/ William R. Butler
	Robert M. Bennett, Jr., Director		William R. Butler, Director

Date: September 21, 2007		Date: September 21, 2007

By:	/s/ James C. Crawford, III	By:	/s/ Henry P. Duvall, IV
	James C. Crawford, III, Chairman		Henry P. Duvall, IV, Director

Date: September 21, 2007		Date: September 21, 2007

By:	/s/ H. Malloy Evans, Jr.	By:	/s/ Herbert W. Watts
	H. Malloy Evans, Jr., Director		Herbert W. Watts, Director

Date: September 21, 2007		Date: September 21, 2007