Form 10KSB/A
period 2007-06-30
GREAT PEE DEE BANCORP INC
filed 2007-10-26
CIK 1046587

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format:    YES  ☐    NO  ☒

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth certain information regarding Board of Directors and Executive Officers of Great Pee Dee Bancorp, Inc. and Sentry Bank & Trust.

Name	Age (1)	Positions Held in Great Pee Dee and/or Sentry	Director Since (2)	Term to Expire Following Fiscal Year Ending June 30,	Shares of Common Stock Beneficially Owned on October 15, 2007		Percent Of Class
DIRECTORS

James C. Crawford, III	51	Chairman	1992	2008	58,657	(4)(5)	3.3%
John S. Long	53	President, Chief Executive Officer and Director	1998	2007	59,980	(6)(7)	3.3
Robert M. Bennett, Jr.	53	Director	2001	2007	37,084	(4)(8)	2.1
William R. Butler	58	Director	1992	2009	74,537	(4)(9)(10)	4.1
Henry P. Duvall, IV	76	Director	1964	2007	28,625	(4)(11)	1.6
H. Malloy Evans, Jr.	65	Director	2000	2009	28,473	(4)(12)	1.6
Herbert W. Watts	63	Director	1977	2008	126,416	(13)(14)	6.9

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

John M. Digby	61	Senior Vice President, Chief Financial Officer and Secretary	n/a	n/a	5,704		*
Michael O. Blakeley	61	Senior Vice President of Sentry	n/a	n/a	16,138	(15)	*
All Directors and Executive Officers as a Group (9 persons)					388,349	(16)	21.7%

*	Less than 1%.
(1)	As of June 30, 2007.
(2)	Reflects initial appointment to the Board of Directors of Great Pee Dee or Sentry.
(3)	Includes shares owned directly and indirectly.
(4)	Includes 9,453 shares held by a deferred compensation plan for the benefit of Messrs. Watts and Long, as to which all non-employee directors (other than Mr. Watts) serve as trustees.
(5)	Includes 3,450 options granted pursuant to the Great Pee Dee Bancorp, Inc. 1998 Stock Option Plan (the “Stock Option Plan”), which are currently exercisable.
(6)	Includes 24,896 options granted pursuant to the Stock Option Plan, which are currently exercisable.
(7)	Includes 2,651 shares held by a deferred compensation plan. Mr. Long has pledged 3,467 shares as collateral.
(8)	Includes 10,958 options granted pursuant to the Stock Option Plan, which are currently exercisable.
(9)	Includes 22,000 shares owned by the Sentry Bank & Trust Foundation, as to which Mr. Butler serves as director.
(10)	Includes 9,109 options granted pursuant to the Stock Option Plan, which are currently exercisable.
(11)	Includes 7,092 options granted pursuant to the Stock Option Plan, which are currently exercisable.
(12)	Includes 11,121 options granted pursuant to the Stock Option Plan, which are currently exercisable.
(13)	Includes 36,107 options granted pursuant to the Stock Option Plan, which are currently exercisable.
(14)	Includes 6,802 shares held by a deferred compensation plan.
(15)	Includes 2,700 options granted pursuant to the Stock Option Plan, which options are currently exercisable.
(16)	Includes 105,433 options granted pursuant to the Stock Option Plan, which are currently exercisable. Excludes shares of common stock owned by Great Pee Dee’s employee stock ownership plan for the benefit of the employees of Sentry other than executive officers. The employee stock ownership plan Administrative Committee administers the employee stock ownership plan. Under the terms of the employee stock ownership plan, shares of common stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the employee stock ownership plan trustees in the manner calculated to most accurately reflect the instructions they have received from the participants regarding the allocated shares, unless their fiduciary duties require otherwise. As of October 15, 2007, the employee stock ownership plan held 148,336 shares of common stock, of which 78,643 shares have been allocated, including 36,329 shares allocated to the executive officers and included in the above table. The trustees of the employee stock ownership plan are directors of Great Pee Dee.

Directors

The principal occupation during the past five years of each director and executive officer of Great Pee Dee and Sentry is set forth below. All of these individuals have held their present positions for at least five years unless otherwise stated.

Robert M. Bennett, Jr. is President of Bennett Motor Company, a General Motors dealership located in Cheraw, South Carolina.

William R. Butler is the owner of P&H Pharmacy, a retail pharmacy located in Cheraw, South Carolina. Mr. Butler is a licensed pharmacist.

James C. Crawford, III is the retired Chairman and Chief Executive Officer of B.C. Moore and Sons, Inc., a department store chain.

Henry P. Duvall, IV is retired. Prior to his retirement, Mr. Duvall was the President and Chief Executive Officer of Cheraw Hardware and Supply Company.

H. Malloy Evans, Jr. is the President of Cheraw Yarn Mill, Inc., a division of Frontier Spinning where he has been employed since 1971. Mr. Evans is also a past President of the American Yarn Spinners Association.

John S. Long became Vice President of the Bank in November 1997, Chief Operating Officer in June 1998 and President in January 2003. Mr. Long became Chief Executive Officer of Sentry in January 2004, Executive Vice President of Great Pee Dee in July 2004, and President and Chief Executive Officer of Great Pee Dee in January 2006. Prior to joining Sentry, Mr. Long was Senior Vice President of The County Bank.

Herbert W. Watts served as the President and Chief Executive Officer of Great Pee Dee since its formation in 1997 until his retirement in December 2005. Mr. Watts was President and Chief Executive Officer of Sentry from 1981 until January 2003.

Executive Officers Who Are Not Directors

Michael O. Blakeley has been Senior Vice President of Sentry since May 2000 and serves as city executive of Sentry’s office located in Florence, South Carolina. Before joining Sentry, Mr. Blakeley served as the Vice President and Senior Business Banker of the Pee Dee Region for Wachovia Bank.

John M. Digby was appointed Senior Vice President and Chief Financial Officer of Sentry in June 2003 and Treasurer and Chief Financial Officer of Great Pee Dee in July 2004. Mr. Digby was elected Secretary of Great Pee Dee and Sentry in 2005. From 1998 until 2002, Mr. Digby served as the Chief Financial Officer and Treasurer of First Capital Bank, located in Bennettsville, South Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

Great Pee Dee’s common stock, par value $0.01 per share is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. The Executive Officers and Directors of Great Pee Dee and beneficial owners of greater than 10% of the outstanding shares of common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing their beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in the Proxy Statement of the failure of an executive officer, director or 10% beneficial owner of the common stock to file a Form 3, 4 or 5 as required. Based on Great Pee Dee’s review of ownership reports required to be filed for the year ended June 30, 2007, Director Bennett filed one late Form 4 to report the sale of 770 shares of common stock by Mr. Bennett’s son. Director Duvall filed one late Form 4 to report the sale of 297 shares of common stock. Director Evans filed one late Form 4 to report the purchase of 500 shares of common stock in February 2007. President, Chief Executive Officer and Director Long filed one late Form 4 to report the gifting of

200 shares of common stock. Senior Vice President Blakeley filed one Form 4 to report the sale of 1,000 shares of common stock. Based on Great Pee Dee’s review of ownership reports required to be filed for the year ended June 30, 2007, no other Executive Officer, Director or 10% beneficial owner of Great Pee Dee’s common stock failed to file ownership reports as required.

Code of Ethics

Great Pee Dee has adopted a Code of Ethics (the “Code”) that is applicable to the officers, directors and employees of Great Pee Dee, including Great Pee Dee’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code is available on Great Pee Dee’s website at http://www.sentrybankandtrust.com. Amendments to and waivers from the Code will also be disclosed on Great Pee Dee’s website.

Stockholder Recommendations for Nominees for Directors

There have been no material changes to Great Pee Dee’s procedures for stockholders to recommend director nominees since these procedures were previously disclosed in the proxy statement for the 2006 annual meeting of stockholders.

Audit Committee

Great Pee Dee’s Audit Committee consists of Directors Butler, Bennett and Crawford. Each member of the Audit Committee is considered “independent” as defined in the Nasdaq corporate governance listing standards and under Securities and Exchange Commission Rule 10A-3. Each member of the Audit Committee has an understanding of Great Pee Dee’s financial statements and is “financially literate.” The Audit Committee has not designated an audit committee financial expert because none of the “independent directors,” while financially literate, meet the more stringent requirements necessary for designation as the financial expert.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth for the fiscal year ended June 30, 2007 certain information as to the total remuneration paid by Great Pee Dee and Sentry to Mr. Long, who serves as President and Chief Executive Officer, and the two most highly compensated executive officers of Great Pee Dee and Sentry other than Mr. Long (“Named Executive Officers”). The column entitled “Non-equity incentive plan compensation” has been omitted, as no compensation that would be described in such columns was paid to the Named Executive Officers during the fiscal year ended June 30, 2007. No amounts are included in the “Nonqualified deferred compensation earnings” column for Mr. Long, as such earnings are not preferential or “above market” as defined in Securities and Exchange Commission regulations.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(3)	Total ($)
John S. Long President, Chief Executive Officer and Director	2007	155,000	60,000	—	4,269	—	65,694	284,963

John M. Digby Chief Financial Officer and Treasurer	2007	89,000	14,000	9,472	—	—	23,920	136,392

Michael O. Blakeley Senior Vice President	2007	92,100	10,000	—	—	—	32,033	134,133

(1)	Reflects the amount expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during the fiscal year ended June 30, 2007 with respect to stock awards. For Mr. Digby, 417 stock awards vested during the fiscal year. For a discussion of the expenses related to the stock awards, reference is made to “Note I – Employee and Director Benefit Plans” included in the Audited Financial Statements filed as part of our Annual Report on Form 10-KSB for the Year Ended June 30, 2007.
(2)	Reflects the amount expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during the fiscal year ended June 30, 2007 with respect to awards of stock options, as well as the total grant-date fair value. For Mr. Long, 2,727 stock options were issued in connection with the exercise of reload options on previously-held stock options. For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to “Note I – Employee and Director Benefit Plans” included in the Audited Financial Statements filed as part of our Annual Report on Form 10-KSB for the Year Ended June 30, 2007.
(3)	Amounts in this column are detailed in the following table. No Named Executive Officer received perquisites that exceeded $10,000 for the year ended December 31, 2007.

Name	Perquisites	Health and Disability Insurance Premiums	Life Insurance Premiums	Director Fees	Employee Stock Ownership Plan Allocation	401(k) Plan Matching Contributions	Total all other compensation
John S. Long	$6,029	$4,620	984	$12,000	$34,673	7,388	$65,694

John M. Digby	3,640	4,473	588	—	12,338	2,881	23,920

Michael O. Blakeley	6,250	4,546	673	—	16,508	40,456	32,033

Employment Agreement. Sentry has entered into an employment agreement with Mr. Long that provides for a term of thirty-six months. On each anniversary date, the agreement may be extended for an additional twelve months, so that the remaining term shall be thirty-six months. If the agreement is not renewed, the agreement will expire thirty-six months following the anniversary date. The current base salary for Mr. Long is $155,000. The base salary may be increased but not decreased. In addition to the base salary, the agreement provides for, among other things, participation in stock benefit plans and other employee and fringe benefits applicable to executive personnel. The agreement provides for termination by Sentry for cause at any time. In the event Sentry terminates the executive’s employment for reasons other than for cause, or in the event of the executive’s resignation from Sentry upon:

(i)	failure to re-elect the executive to his current offices,

(ii)	a material change in the executive’s functions, duties or responsibilities, or relocation of his principal place of employment by more than 30 miles,

(iii)	liquidation or dissolution of Sentry, or

(iv)	a breach of the agreement by Sentry,

the executive, or in the event of death, his beneficiary, would be entitled to a severance payment in an amount equal to three times the annual rate of base salary (which includes any salary deferred at the election or Mr. Long) at the time of termination, plus the highest annual cash bonus paid to him during the prior three years. Sentry would also continue the executive’s life, health, dental and disability coverage for the remaining unexpired term of the agreement.

The executive’s employment may be terminated upon his attainment of normal retirement age (i.e., age 65) or in accordance with any retirement policy established by Sentry (with executive’s consent). Upon retirement, the executive will be entitled to all benefits available to him under any retirement or other benefit plan maintained by Sentry. In the event of the executive’s disability for a period of six months, Sentry may terminate the agreement provided that Sentry will be obligated to pay the executive his base salary for the remaining term of the agreement or one year, whichever is longer, reduced by any benefits paid to the executive pursuant to any disability insurance policy or similar arrangement maintained by Sentry. In the event of the executive’s death, Sentry will pay his base salary to his named beneficiaries for one year following his death, and will also continue medical, dental, and other benefits to his family for one year.

The employment agreement provides that, following termination of employment, the executive will not compete with Sentry for a period of one year, provided, however, that in the event of a termination in connection with a change in control, the non-compete provisions will not apply.

In connection with the merger agreement entered into between Great Pee Dee and First Bancorp, upon completion of the merger of Great Pee Dee with and into First Bancorp, First Bancorp will enter into an employment agreement with John S. Long. The existing employment agreement between Great Pee Dee and Mr. Long will be terminated, and First Bancorp will make a payment to Mr. Long resulting from this termination. Such payment shall be made in a lump sum of approximately $455,000. In addition, Great Pee Dee will transfer to Mr. Long the title to the automobile being provided to him by Great Pee Dee at the time of completion of the merger.

Severance Agreement. Sentry has entered into a severance agreement with Mr. Digby that provides for a term of 36 months. Upon the occurrence of a Change in Control of Sentry, as defined in the severance agreement, Sentry shall pay the executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a cash payment equal to three times the sum of:

(i)	the highest annual rate of annual salary paid to executive at any time, and

(ii)	the greater of (x) the average annual cash bonus paid to executive with respect to the three completed fiscal years prior to the year of the Change in Control, or (y) the cash bonus paid to executive with respect to the fiscal year ended prior to the year of the Change in Control.

In connection with the merger agreement entered into between Great Pee Dee and First Bancorp, upon completion of the merger of Great Pee Dee with and into First Bancorp, Mr. Digby’s severance agreement will be terminated and First Bancorp will make a payment to Mr. Digby resulting from this termination of approximately $303,000, payable in three equal annual installments.

First Federal Savings and Loan Association of Cheraw Non-Qualified Supplemental Plan. Sentry adopted the First Federal Savings and Loan Association of Cheraw Non-Qualified Supplemental Plan (the “Supplemental Plan”), originally effective as of December 31, 1997, for the benefit of certain employees designated by the plan committee whose accruals under the Sentry Bank & Trust Employee Stock Ownership Plan were reduced due to certain tax law limitations. A supplemental 401(k) Plan feature was later added to the Supplemental Plan to provide a benefit to participants whose contributions to the tax-qualified 401(k) Plan sponsored by Sentry were also reduced due to certain tax law limitations. The Supplemental Plan was frozen effective December 31, 2004, in order to avoid amending the plan to conform to change in the tax laws under Internal Revenue Code Section 409A.

Participants may elect to defer to the Supplemental Plan up to 15% of their compensation reduced by the amount the participant elects to defer to the 401(k) Plan. Additional contributions under the Supplemental Plan include supplemental employer matching contributions and supplemental employee stock ownership plan contributions. Supplemental employee stock ownership plan contributions are equal to the number of shares of Great Pee Dee common stock that the participant would have been allocated under the employee stock ownership plan without giving effect to the tax law limitations, and the number of shares of Great Pee Dee common stock actually allocated to the participant’s account under the employee stock ownership plan for the relevant plan year. Supplemental 401(k) Plan benefits will be distributed at the same time and in the same form as the participant’s benefits under the 401(k) Plan. Supplemental employee stock ownership plan benefits will generally be paid to the participant in cash or, if elected by the participant, in shares of Great Pee Dee common stock, at the same time as the participant’s benefit is distributed under the employee stock ownership plan. Messrs. Watts and Long are the only two participants in the Supplemental Plan. Under the Supplemental Plan, Mr. Watts’ vested account balance consists of approximately 2,754 shares of Great Pee Dee common stock, and cash and other investments of approximately $24,000. Mr. Long’s vested account balance in the Supplemental Plan consists of approximately 2,651 shares of Great Pee Dee common stock, and cash and other investments of approximately $32,000. In connection with the merger of Great Pee Dee and First Bancorp, the Supplemental Plan provides for lump sum distributions to all plan participants.

Employee Stock Ownership Plan. In connection with Sentry’s mutual-to-stock conversion, Great Pee Dee’s Employee Stock Ownership Plan purchased 174,570 shares of the common stock of Great Pee Dee sold in the public offering at a total cost of $1,745,700. The number of shares in the Employee Stock Ownership Plan increased by approximately 17,000 as a result of the 10% stock dividend in fiscal year 2002. The Employee Stock Ownership Plan executed a note payable to Great Pee Dee for the full price of the shares purchased. The note is to be repaid over thirty years in quarterly installments of principal and interest. Interest is based upon the prime rate and will be adjusted annually. Dividends, if any, paid on shares held by the Employee Stock Ownership Plan may be used to reduce the loan. Dividends paid on unallocated shares held by the Employee Stock Ownership Plan are not reported as dividends in the consolidated financial statements. The note may be prepaid without penalty. The unallocated shares of stock held by the Employee Stock Ownership Plan P are pledged as collateral for the note. The Employee Stock Ownership Plan is funded by contributions made by Sentry in amounts sufficient to retire the debt. At June 30, 2007, the outstanding balance of the note was approximately $582,000 and was included in unearned compensation as a reduction of stockholders’ equity.

Shares are released as the debt is repaid and earnings from the common stock held by the Employee Stock Ownership Plan are allocated among active participants on the basis of compensation in the year of allocation. Benefits become 100% vested after seven years of credited service. Forfeitures of non vested benefits will be reallocated among remaining participating employees in the same proportion as contributions.

At June 30, 2007, 78,643 shares held by the Employee Stock Ownership Plan have been released or committed to be released to the plan’s participants for purposes of computing earnings per share. The fair value of the unallocated shares amounted to approximately $1.1 million at June 30, 2007.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of June 30, 2007 for the Named Executive Officers. Columns related to stock awards, have been omitted as inapplicable.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2007

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
John S. Long	24,896	—	—	16.19	1/7/2009

John M. Digby	—	—	—	—	—

Michael O. Blakeley	8,727	—	—	12.00	1/8/2011

(1)	Stock options vested in three equal annual installments beginning one year from the date of grant, which was January 7, 1999 for Mr. Long and January 8, 2001 for Mr. Blakeley. During the fiscal year ended June 30, 2007, there were no grants of restricted stock or stock options, other than the grant of reload options in connection with the exercise of previously owned stock options for Mr. Long.

Great Pee Dee Bancorp, Inc. Long-Term Incentive Stock Benefit Plan. At Great Pee Dee’s 2003 annual meeting of stockholders, Great Pee Dee’s stockholders approved the Great Pee Dee Bancorp, Inc. Long-Term Incentive Stock Benefit Plan (the “2003 Stock Benefit Plan”). The 2003 Stock Benefit Plan authorizes the issuance of up to 88,388 shares of Great Pee Dee common in a combination of stock options, stock appreciation rights, accelerated ownership option rights and stock awards. However, the merger agreement with First Bancorp prohibits Great Pee Dee from issuing additional securities under the 2003 Stock Benefit Plan.

Upon termination of employment for any reason other than disability, retirement, change in control, death or termination for cause (as those terms are defined in the 2003 Stock Benefit Plan), an employee’s stock options will be exercisable only as to those shares immediately purchasable by or vested in the employee at the date of termination, and such options may be exercised only for three months following termination. All unvested stock awards shall be forfeited. Upon termination because of disability, change in control or death, the employee’s stock options will be exercisable as to all shares, whether or not then exercisable, and stock awards will vest as to all shares subject to an outstanding award, whether or not then vested, and options may be exercised for one year (five years in the event of retirement) following termination. In order to obtain incentive stock option treatment for options exercised by heirs or devisees of an optionee, the optionee’s death must have occurred while employed or within three months of termination of employment. In no event will the exercise period extend beyond the expiration of the stock option term. In the event of termination for cause, awards not exercised or vested will expire upon such termination. Upon termination of a director’s service for any reason other than disability, retirement, change in control, death or termination for cause, the director’s stock options will be exercisable only as to those shares immediately exercisable by or vested in the director at the date of termination, and such options may be exercised for one year following termination. All unvested stock awards will be forfeited. Upon termination of a director’s service because of disability, change in control or death, the director’s stock options will be exercisable as to all shares, whether or not then exercisable, and stock awards will vest as to all shares subject to an outstanding award, whether or not then vested, and options may be exercised for one year (five years in the event of retirement) following termination. In no event will the exercise period extend beyond the expiration of the stock option term. In the event of termination for cause, awards will expire upon such termination.

Great Pee Dee Bancorp, Inc. 1998 Recognition and Retention Plan. At Great Pee Dee’s 1999 annual meeting of stockholders, Great Pee Dee’s stockholders approved the Great Pee Dee Bancorp, Inc. 1998 Recognition and Retention Plan (the “RRP”). Under the RRP, 88,874 shares of common stock were reserved for issuance to key officers and directors with vesting of the awards determined at the time of the grant. All shares previously granted under the RRP have fully vested. As of June 30, 2007, 81,392 shares had been granted under the RRP. The merger agreement with First Bancorp prohibits Great Pee Dee from issuing additional securities under the RRP.

Great Pee Dee Bancorp, Inc. 1998 Stock Option Plan. At Great Pee Dee’s 1999 annual meeting of stockholders, Great Pee Dee’s stockholders approved the Great Pee Dee Bancorp, Inc. Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance to directors, officers and employees of Sentry options to purchase up to 242,233 shares of common stock. As of June 30, 2007, 234,999 options had been granted under the Stock Option Plan. The merger agreement with First Bancorp prohibits Great Pee Dee from issuing additional options under the Stock Option Plan.

Options granted to directors, executive officers, and employees vest over terms up to three years. All options will expire if not exercised within ten years from the date of grant. If an individual to whom an option or right was granted ceases to maintain continuous service for any reason (excluding death or disability, and termination of employment by Great Pee Dee or any affiliate following a change in control or for cause (as those terms are defined in the Stock Option Plan)), such individual may, but only for a three month period immediately following cessation of continuous service and in no event after the expiration date of such option or right, exercise such option or right to the extent that such individual was entitled to exercise such option or right at the date of cessation. If an individual to whom an option or right was granted ceases to maintain continuous service by reason of death or disability, or following a change in control, then, generally, all options and rights granted and not fully exercisable shall become exercisable in full upon the happening of such event and shall remain exercisable for a one year period.

Following the disability or death of any individual who has received an option, Great Pee Dee may, upon request by the option holder, elect to pay to the holder an amount of cash equal to the amount by which the market value of the shares covered by the option on the date of termination of employment or service exceeds the exercise price, multiplied by the number of shares with respect to which such option is properly exercised. If the continuous service of an individual to whom an option or right was granted by Great Pee Dee is terminated for cause, all rights under such option or right shall expire immediately upon the effective date of such termination.

Directors’ Compensation

The following table sets forth for the fiscal year ended June 30, 2007 certain information as to the total remuneration we paid to our directors other than Mr. Long. Compensation paid to Mr. Long for his services as a Director is included in “Executive Compensation—Summary Compensation Table.” The columns entitled “Stock awards,” “Option awards” and “Non-equity incentive plan compensation” have been omitted, as no compensation that would be described in such columns was paid to the Named Executive Officers during the fiscal year ended June 30, 2007. No amounts are included in the “Nonqualified deferred compensation earnings” column as such earnings are not preferential or “above market” as defined in Securities and Exchange Commission regulations.

DIRECTOR COMPENSATION TABLE

FOR THE YEAR ENDED JUNE 30, 2007

Name	Fees earned or paid in cash ($)	Nonqualified deferred compensation earnings ($)	Total ($)
Robert M. Bennett, Jr. (1)	15,450	—	15,450
William R. Butler (2)	13,800	—	13,800
James C. Crawford, III (3)	27,900	—	27,900
Henry P. Duvall, IV (4)	13,800	—	13,800
H. Malloy Evans, Jr. (5)	14,550	—	14,550
Herbert W. Watts (6)	16,950	—	16,950

(1)	At June 30, 2007, Mr. Bennett. had 10,958 stock options outstanding with a weighted average strike price of 16.21 per stock option.
(2)	At June 30, 2007, Mr. Butler had 9,109 stock options outstanding with a weighted average strike price of 17.41 per stock option.
(3)	At June 30, 2007, Mr. Crawford had 3,450 stock options outstanding with a weighted average strike price of 17.50 per stock option.
(4)	At June 30, 2007, Mr. Duvall had 7,092 stock options outstanding with a weighted average strike price of 16.20 per stock option.
(5)	At June 30, 2007, Mr. Evans had 11,121 stock options outstanding with a weighted average strike price of 13.22 per stock option.
(6)	At June 30, 2007, Mr. Watts had 36,107 stock options outstanding with a weighted average strike price of 16.73 per stock option.

Sentry pays an $850 monthly retainer to each of its directors, except for the Chairman, who is paid a $1,750 monthly retainer. Each director is also paid $150 for each meeting attended. Great Pee Dee does not pay fees to its directors. Directors are also eligible to participate in stock benefit plans described under “Executive Compensation.” During the year ended June 30, 2007, there were no grants of restricted stock or stock options to directors, other than the grant of reload options in connection with the exercise of previously owned stock options.

First Federal Savings and Loan Association of Cheraw Restated Non-Qualified Deferred Compensation Plan. Sentry adopted the First Federal Savings and Loan Association of Cheraw Restated Non-Qualified Deferred Compensation Plan, which was initially effective December 12, 1977 and was subsequently restated effective as of November 10, 1997 (the “1977 Plan”), for the benefit of certain employees designated by the Board of Directors to participate. The 1977 Plan was frozen effective December 31, 2004, in order to avoid amending the plan to conform to changes in the tax laws under Code Section 409A. Under the 1977 Plan, participants may elect to defer any portion of their compensation by submitting a participation agreement to the plan committee in the calendar year prior to the calendar year in which such deferrals were to commence. Amounts deferred under the 1977 Plan are credited to individual accounts and are credited with interest or earnings attributable to investments made or deemed to be made on behalf of each participant. In addition to participants’ elective deferral contributions, Sentry may make discretionary contributions to participants’ accounts in such amounts as it deems appropriate. In the event of a participant’s termination of employment for any reason, Sentry will pay a benefit equal to the amount credited to the participant’s account, in 120 approximately equal monthly installments over a 10-year period. Payments are generally distributed in cash or, if the participant’s account is primarily invested in shares of common stock, benefits may be distributed in-kind, in 10 annual installments. Prior to commencement of distributions from the plan, a participant may request a lump distribution of his account balance. Lump sum distributions are made at the discretion of the committee. Mr. Watts, who is the only participant in the 1977 Plan, has a vested interest in 4,048 shares of Great Pee Dee common stock under the 1977 Plan, and two annuities valued at approximately $220,000 and $160,000, respectively. In connection with the merger of Great Pee Dee and First Bancorp, First Bancorp has agreed to assume and honor the terms of the 1977 Plan.

Great Pee Dee Bancorp, Inc. and Sentry Bank and Trust 2005 Deferred Compensation Plan for Directors; Great Pee Dee Bancorp, Inc. and First Federal Savings and Loan Association of Cheraw Deferred Compensation Plan for Directors. Great Pee Dee and Sentry adopted the Great Pee Dee Bancorp, Inc. and First Federal Savings and Loan Association of Cheraw Deferred Compensation Plan for Directors effective as of March 25, 2002 (the “2002 Plan”), which 2002 Plan was frozen, effective December 31, 2004, in order to avoid amending the 2002 Plan to conform to changes in the tax laws under Internal Revenue Code Section 409A. Great Pee Dee and Sentry subsequently adopted the Great Pee Dee Bancorp, Inc. and Sentry Bank and Trust 2005 Deferred Compensation Plan for Directors as a replacement to the 2002 Plan, effective as of January 1, 2005 (the “2005 Plan”). The 2005 Plan was drafted in a manner intended to comply with the provisions of Internal Revenue Code Section 409A. The general features of the 2002 Plan and the 2005 Plan are similar, except for certain provisions affected by Internal Revenue Code Section 409A. Under the 2002 Plan, Messrs. Crawford, Bennett, Jr., Evans, Jr. and Butler have vested account balances of approximately $36,000, $32,000, $48,000 and $31,000, respectively. In connection with the merger of Great Pee Dee and First Bancorp, the 2002 Plan will be terminated and all participants in the 2002 Plan will receive distributions of their account balances in three equal annual installments.

The 2005 Plan provides that each director of Sentry and Great Pee Dee has the right to elect to defer the receipt of all or any part of his board or committee fees or retainer to which he would ordinarily be entitled during a plan year. A director is fully vested at all times in the amount of compensation he elects to defer and earnings thereon. The plan committee periodically determines a rate of interest to accrue on each director’s account or determines the investments in which the director’s account are deemed to be invested. Compensation deferred under the 2005 Plan and earnings thereon are payable upon the director’s separation from service, death, disability, or upon a change in control. Such payment will be made in the form selected by the director in his deferral agreement, either in a lump sum or in monthly or annual installments payable over a period of three to 15 years, as elected by the director. Distributions will generally be made in cash or to the extent invested in shares of Great Pee Dee common stock, the portion so invested will be distributed in such common stock. In the event of a director’s death prior to termination of service, payment of benefits will be made in a lump sum unless the director elected another form of distribution in his deferral agreement. In the event a director has suffered an unforeseeable emergency, the plan committee may, in its discretion, make a distribution from the director’s account prior to the time specified for payment of benefits under the plan. As of the year ended June 30, 2007, two directors were making deferrals under the 2005 Plan. Messrs. Watts and Evans, Jr., have vested account balances of approximately $1,000 and $34,000, respectively, under this plan. In connection with the merger of Great Pee Dee and First Bancorp, Mr. Watts has elected to receive a lump sum distribution of his account balance and Mr. Evans, Jr., has elected to receive his account balance in installments over a three-year period. Following the distribution of assets thereunder, the 2005 Plan will be terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders of Voting Securities

Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with Great Pee Dee and with the Securities and Exchange Commission (the “SEC”) regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following table sets forth information regarding each person known to be the beneficial owner of more than 5% of Great Pee Dee’s outstanding shares of common stock on October 15, 2007.

Name and Address of Beneficial Owner	Amount of Shares Owned and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding
The Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust 901 Chesterfield Highway Cheraw, South Carolina 29520	148,336	(1)	8.3%

First Citizens Bancorporation of South Carolina, Inc. 1230 Main Street Columbia, South Carolina 29201	119,000	(2)	6.6%

Herbert W. Watts 24 Cedar Avenue Cheraw, South Carolina 29520	126,416	(3)	6.9%

(1)	Under The Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust, shares allocated to participants’ accounts are voted in accordance with the participants’ directions. Unallocated shares held by the employee stock ownership plan are voted by the trustees in the manner calculated to most accurately reflect the instructions they have received from the participants regarding the allocated shares. As of the Record Date, 78,643 shares of common stock have been allocated to the accounts of employees under the employee stock ownership plan. The trustees of the employee stock ownership plan are the non-employee directors of Great Pee Dee.
(2)	Based on a Schedule 13D filed November 12, 1998.
(3)	Includes 36,107 shares that may be acquired pursuant to presently exercisable options, which are deemed to be beneficially owned by Mr. Watts.

Information with respect to the security ownership of Great Pee Dee’s directors and executive officers is included above in “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act,” and is incorporated herein by reference.

Equity Compensation Plans

Great Pee Dee does not have any equity compensation program that was not approved by stockholders of the Great Pee Dee, other than its employee stock ownership plan. Set forth below is certain information as of June 30, 2007 regarding equity compensation plans that have been approved by stockholders of Great Pee Dee.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under plan
1998 Stock Option Plan	111,460		$15.89	7,234
1998 Recognition and Retention Plan	0		Not Applicable	7,482
2003 Long Term Incentive Stock Plan	4,000	(1)	Not Applicable	75,388

Total	115,460		$15.89	90,104

(1)	Represents shares that have been granted but have not yet vested.

Item 12. Certain Relationships and Related Transactions

Transactions with Certain Related Persons

Sentry has a policy of offering to its directors and officers’ real estate mortgage loans secured by their principal residence as well as other loans. All of the loans to the directors and officers are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Sentry, and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, executive officers and their associates totaled $3,081,372 at June 30, 2007.

In accordance with the listing standards of the NASDAQ Stock Market, any transactions that would be required to be reported under this section of this proxy statement must be approved by our audit committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms-length transaction.

Independent Directors

The Board of Directors has determined that, except as to Messrs. Watts and Long, each member of the Board is an “independent director” within the meaning of the Nasdaq corporate governance listing standards. Mr. Long is not considered independent because he is an executive officer of Great Pee Dee. Mr. Watts is not considered independent because of his previous position as an executive officer of Great Pee Dee.

In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under “—Transactions With Certain Related Persons,” above. Director Butler has a home equity loan and overdraft protection with Sentry, and P&H Pharmacy, of which Mr. Butler is the owner, has a commercial business loan with Sentry. Director Bennett has a lot loan and a home equity line of credit with Sentry, and one of Director Bennett’s limited liability partnerships has a lot loan with Sentry. In April 2006, Bennett Motor Company, of which Director Bennett is President, sold Sentry a pickup truck. Director Crawford has a farm loan, a mortgage loan and a home equity loan with Sentry, and a limited liability company of which Mr. Crawford is a co-manager has a farm land loan with Sentry. Director Duvall has a home equity loan, a home equity line of credit and overdraft protection with Sentry.

Item 13. Exhibits

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Great Pee Dee Bancorp, Inc.*
3.2	Bylaws of Great Pee Dee Bancorp, Inc.*
4.0	Stock Certificate of Great Pee Dee Bancorp, Inc.*
10.1	Great Pee Dee Bancorp, Inc. Employee Stock Ownership Plan and Trust*
10.2	Employee Agreement for John S. Long**
10.3	2003 Long-Term Incentive Stock Benefit Plan ***
10.4	Great Pee Dee Bancorp, Inc. and First Federal Savings and Loan Association of Cheraw Deferred Compensation Plan for Directors*****
10.5	Great Pee Dee Bancorp, Inc. and Sentry Bank & Trust 2005 Deferred Compensation Plan for Directors*****
10.6	First Federal Savings and Loan Association of Cheraw Non-Qualified Supplemental Plan*****
10.7	First Federal Savings and Loan Association of Cheraw Restated Non-Qualified Deferred Compensation Plan*
10.8	Great Pee Dee Bancorp, Inc. 1998 Stock Option Plan****
10.9	Great Pee Dee Bancorp, Inc. 1998 Recognition and Retention Plan****
21	Subsidiary List*****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on September 26, 1997, Registration No. 333-36489.
**	Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 27, 2001.
***	Incorporated herein by reference into this document from Great Pee Dee’s Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on September 17, 2003.
****	Incorporated herein by reference into this document from Great Pee Dee’s Proxy Statement for the 1998 Annual Meeting of Stockholders, filed on December 1, 1998.
*****	Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB, filed on September 24, 2007.

Item 14. Principal Accountant Fees and Services

Great Pee Dee’s independent registered public accounting firm for the fiscal year ended June 30, 2007 was Dixon Hughes PLLC. Set forth below is certain information concerning aggregate fees billed for professional services rendered by Dixon Hughes PLLC during the fiscal years ended June 30, 2007 and 2006.

Audit Fees. The aggregate fees billed and to be billed to Great Pee Dee by Dixon Hughes PLLC for professional services rendered by Dixon Hughes PLLC for the audit of Great Pee Dee’s annual financial statements, review of the financial statements included in Great Pee Dee’s Quarterly Reports on Form 10-QSB and services that are normally provided by Dixon Hughes PLLC in connection with statutory and regulatory filings and engagements were $89,300 and $80,200 during the fiscal years ended June 30, 2007 and 2006, respectively.

Audit-Related Fees. The aggregate fees billed and to be billed to Great Pee Dee by Dixon Hughes PLLC for assurance and related services rendered by Dixon Hughes PLLC that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, were $16,825 and $1,700 during the fiscal years ended June 30, 2007 and 2006, respectively. The services for fiscal 2007 relate primarily to due diligence in connection with Great Pee Dee’s execution of the merger agreement with First Bancorp. The services for fiscal 2006 relate primarily to training provided with respect to FAS 109.

Tax Fees. The aggregate fees billed and to be billed to Great Pee Dee by Dixon Hughes PLLC for professional services rendered by Dixon Hughes PLLC for tax compliance were $11,250 and $11,700 during the fiscal years ended June 30, 2007 and 2006, respectively. These services primarily included the preparation of tax returns and quarterly tax estimate computations.

All Other Fees. There were no fees billed to Great Pee Dee by Dixon Hughes PLLC during the fiscal years ended June 30, 2007 and 2006, respectively, that are not described above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. For the fiscal years ended June 30, 2007 and 2006, 100% of audit-related fees, tax fees and all other fees were approved by the Audit Committee prior to engagement.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services rendered, is compatible with maintaining Dixon Hughes PLLC’s independence. The Audit Committee concluded that performing such services does not affect Dixon Hughes PLLC’s independence in performing its function as auditor of Great Pee Dee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: October 24, 2007	By:	/s/ John S. Long
John S. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John S. Long	By:	/s/ John M. Digby
	John S. Long, President, Chief Executive Officer and Director		John M. Digby, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: October 24, 2007		Date: October 24, 2007

By:	/s/ Robert M. Bennett, Jr.	By:	/s/ William R. Butler
	Robert M. Bennett, Jr., Director		William R. Butler, Director

Date: October 24, 2007		Date: October 24, 2007

By:	/s/ James C. Crawford	By:	/s/ Henry P. Duvall, IV
	James C. Crawford, III, Chairman		Henry P. Duvall, IV, Director

Date: October 24, 2007		Date: October 24, 2007

By:	/s/ H. Malloy Evans, Jr.	By:	/s/ Herbert W. Watts
	H. Malloy Evans, Jr., Director		Herbert W. Watts, Director

Date: October 24, 2007		Date: October 24, 2007