Form 10QSB
period 2007-09-30
GREAT PEE DEE BANCORP INC
filed 2007-11-13
CIK 1046587

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, 1,809,674 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format    Yes  ☐No  ☒

Part l. FINANCIAL INFORMATION

Item 1—Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30, 2007 (Unaudited)	June 30, 2007*
	(In thousands, except share and per share data)
ASSETS
Cash on hand and due from banks	$489	$3,207
Interest-earning balances in other banks	466	368
Federal funds sold	416	12,220

Cash and cash equivalents	1,371	15,795

Investment securities available for sale, at fair value	19,521	20,025

Loans	174,702	178,687
Allowance for loan losses	(1,987)	(1,938)

Net Loans	172,715	176,749

Loans held for sale	16,443	12,318
Accrued interest receivable	1,245	1,166
Restricted stock, at cost	2,050	2,253
Premises and equipment, net	4,900	4,902
Real estate	558	558
Intangible assets	448	494
Other assets	2,390	2,487

TOTAL ASSETS	$221,641	$236,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$160,427	$171,204
Short-term borrowings	2,000	4,500
Long-term borrowings	29,900	31,900
Accrued interest payable	296	392
Advance payments by borrowers for property taxes and insurance	140	117
Accrued expenses and other liabilities	1,524	1,320

TOTAL LIABILITIES	194,287	209,433

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,145	22,131
Unearned compensation	(556)	(582)
Retained earnings, substantially restricted	12,014	12,194
Accumulated other comprehensive loss	(379)	(487)
Common stock in treasury, at cost (429,109 and 434,636 shares, respectively)	(5,892)	(5,964)

TOTAL STOCKHOLDERS’ EQUITY	27,354	27,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,641	$236,747

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,665	$3,286
Investments	241	232
Deposits in other banks and federal funds sold	35	27

TOTAL INTEREST INCOME	3,941	3,545

INTEREST EXPENSE
Deposit accounts	1,839	1,450
Short-term borrowings	165	133
Long-term borrowings	225	241

TOTAL INTEREST EXPENSE	2,229	1,824

NET INTEREST INCOME	1,712	1,721
PROVISION FOR LOAN LOSSES	67	47

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,645	1,674

NON-INTEREST INCOME	275	290

NON-INTEREST EXPENSES
Personnel costs	654	577
Occupancy	148	152
Other	775	502

TOTAL NON-INTEREST EXPENSES	1,577	1,231

INCOME BEFORE INCOME TAXES	343	733
PROVISION FOR INCOME TAXES	248	280

NET INCOME	$95	$453

NET INCOME PER SHARE
Basic	$0.06	$0.27
Diluted	0.05	0.26
CASH DIVIDENDS PER SHARE	$0.16	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,721,382	1,705,851
Effect of outstanding stock options	14,352	6,015

Assuming dilution	1,735,734	1,711,870

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of common stock	Additional paid-in capital	Unearned ESOP compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
	(In thousands, except share and per share data)
Balance at June 30, 2006	2,224,617	434,448	$22	$22,094	$(707)	$11,746	$(675)	$(5,940)	$26,540

Comprehensive income:
Net income	—	—	—	—	—	453	—	—	453
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	147	—	147

Total comprehensive income									600

Purchase of treasury shares	—	9,000	—	—	—	—	—	(138)	(138)
Exercise of stock options	—	(1,000)	—	1	—	—	—	12	13
Reclassification of unearned compensation		—	—	(1)	12	—	—	—	11
RRP Shares Issued	—	(4,000)	—	6	—	—	—	56	62
Release of ESOP shares	—	—	—	20	28	—	—	—	48
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(273)	—	—	(273)

Balance at September 30, 2006	2,224,617	438,448	$22	$22,120	$(667)	$11,926	$(528)	$(6,010)	$26,863

Balance at June 30, 2007	2,224,617	434,636	$22	$22,131	$(582)	$12,194	$(487)	$(5,964)	$27,314
Comprehensive income:
Net income	—	—	—	—	—	95	—	—	95
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	108	—	108

Total comprehensive income									203

Purchase of treasury shares	—	500	—	—	—	—	—	(11)	(11)
Exercise of stock options	—	(6,027)	—	(25)	—	—	—	83	58
Stock based compensation	—	—	—	3	—	—	—	—	3
Release of ESOP shares	—	—	—	36	26	—	—	—	62
Cash dividends paid ($0.16 per share)	—	—	—	—	—	(275)	—	—	(275)

Balance at September 30, 2007	2,224,617	429,109	$22	$22,145	$(556)	$12,014	$(379)	$(5,892)	$27,354

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95	$453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118	132
Loss on sale of foreclosed real estate	—	3
Gain on sale of loans held for sale	(9)	(22)
Loss on sale of available for sale investments	—	7
Provision for loan losses	67	47
Release of ESOP shares	62	48
Stock based compensation	3	15
Proceeds from sales of loans held for sale	2,077	2,788
Originations of loans held for sale	(6,193)	(2,513)
Change in assets and liabilities:
Increase in accrued interest receivable	(79)	(70)
Increase (decrease) in accrued interest payable	(96)	37
Decrease in other assets	29	4
Increase in other liabilities	204	104

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,722)	1,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(5)	(249)
Proceeds from sale and maturities of available-for-sale investments	684	918
Net (increase) decrease in loans	3,967	(3,732)
Sale of restricted stock	203	135
Purchases of property and equipment	(69)	(86)
Proceeds from sale of foreclosed real estate	—	98

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,780	(2,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(10,777)	4,048
Proceeds from long-term borrowings	22,600	7,000
Decrease in advances from borrowers	23	18
Purchase of treasury stock	(11)	(138)
Repayment of long-term borrowings	(24,600)	(10,000)
Repayment of short-term borrowings	(2,500)	—
Cash dividends paid	(275)	(273)
Tax benefit from exercise of stock options	—	1
Exercise of stock options	58	12

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,482)	668

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,424)	(1,215)
CASH AND CASH EQUIVALENTS, BEGINNING	15,795	4,701

CASH AND CASH EQUIVALENTS, ENDING	$1,371	$3,486

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007. This quarterly report should be read in conjunction with such annual report.

NOTE B—MERGER BETWEEN GREAT PEE DEE BANCORP, INC. AND FIRST BANCORP

On July 12, 2007, Great Pee Dee Bancorp, Inc. entered into a merger agreement with First Bancorp. Pursuant to the agreement, the Company will be merged with and into First Bancorp. Under the terms of the merger agreement, each share of the Company common stock issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.15 shares of First Bancorp common stock. The total transaction price is valued at approximately $38.2 million. Closing of the merger, which is expected to occur in the first quarter of 2008, is subject to certain conditions, including the approval of the shareholders of the Company, regulatory approvals, and other customary closing conditions. The Bank’s offices will become branch offices of First Bank, the wholly-owned subsidiary of First Bancorp.

In connection with the announced merger, the Bank expects to incur additional liabilities related to compensation and other merger costs that will range from $1.7 million to $2.0 million.

NOTE C—NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options. Anti-dilutive options are not included in income per share computations. No options were anti-dilutive for the quarter ending September 30, 2007. Approximately 85,000 options were anti-dilutive for the quarter ending September 30, 2006.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D—COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Net income	$95	$453
Reclassification adjustment for losses realized in income, net of tax	—	4
Other comprehensive income:
Net (decrease) increase in the fair value of investment securities available for sale, net of tax	108	143

Total comprehensive income	$203	$600

NOTE E—NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement, which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of SFAS No. 157.

In February 2007, the Financial Account Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument–by–instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative–effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 159 does contain an early election option that would allow the Company to elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company has not early adopted SFAS 159 and does not expect the adoption of SFAS 159 to materially impact the Company’s consolidated financial statements.

NOTE F—RECLASSIFICATIONS

Certain amounts in the September 2006 income statement have been reclassified to conform to the September 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE G – INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and Interpretation of FASB Statement No. 109” (“FIN 48”), effective for the Company July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Total assets decreased by $15.1 million, from $236.7 million at June 30, 2007, to $221.6 million at September 30, 2007. The Company’s decrease in assets was largely attributable to decreases in federal funds sold and cash that were used to fund the maturities of borrowings and brokered certificates of deposit.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $12.2 million, to $20.4 million at September 30, 2007, representing 9.2% of total assets at that date as compared with $32.6 million or 13.8% of total assets at June 30, 2007.

Loans receivable decreased by $4.0 million from $178.7 million at June 30, 2007, to $174.7 million at September 30, 2007, primarily due to a decrease in real estate loans due to a decline in loan request volume.

Total deposits decreased by $10.8 million from $171.2 million at June 30, 2007, to $160.4 million at September 30, 2007, primarily due to decreases in large customer certificates of deposit and maturing brokered certificates of deposit used to fund loan volume.

Total stockholders’ equity increased by $40,000 from $27.3 million at June 30, 2007, to $27.4 million at September 30, 2007. The increase in stockholders’ equity from net income and increases in the fair market value of available for sale securities were offset by cash dividends paid and treasury stock repurchases.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net Income. Net income for the quarter ended September 30, 2007 was $95,000, a decrease of $358,000 from net income of $453,000 for the quarter ended September 30, 2006. On a per share basis, net income for the current quarter was $0.05 per diluted share as compared with $0.26 per diluted share for the first quarter of the last fiscal year. The decrease in net income was a result of incurred nondeductible merger costs of $304,000.

Net Interest Income. Net interest income for each of the quarters ended September 30, 2007 and 2006 was $1.7 million. Both interest income and interest expense increased primarily due to the increase in average loans and increases in rates over the same period last year. The increases in average loans and deposits as well as increases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had no significant impact on the Company’s net interest income during the quarter.

Provision for Loan Losses. The provision for loan losses totaled $67,000 in the current quarter, compared to $47,000 in the quarter ended September 30, 2006. The provision for loan loss increased as a result of increases in commercial and land loans which are assigned a higher reserve percentage.

We experienced changes in the loan portfolio mix as well as increases in non-performing loans from September 30, 2006 to 2007, both of which increased the necessary amount of the allowance for loan losses when the changes were analyzed in our allowance for loan loss model and resulted in the provision for loan losses of $67,000 for the three months ended September 30, 2007. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the quarters ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended September 30,
	2007	2006
Balance at the beginning of the period	$1,938	$1,901

Charge-offs:
Real estate mortgage	—	1
Installment loans to individuals	18	8

	18	9

Recoveries:
Real estate mortgage	—	—
Installment loans to individuals	—	1

	—	1

Net charge-offs	(18)	(8)

Provision for loan losses	67	47

Balance at end of period	$1,987	$1,940

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	—%

Non-Interest Income. Non-interest income decreased by $15,000, from $290,000 for the three months ended September 30, 2006 to $275,000 for the three months ended September 30, 2007. This decrease is due primarily to decreases in other income of $60,000 offset by increases in investment service income and deposit service charges of $39,000 and $10,000, respectively.

Non-Interest Expenses. Non-interest expenses increased $346,000 for the three months ending September 30, 2007 when compared to the same period in 2006. This increase was largely attributable to expenses related to the merger of $304,000 as well as increases in personnel cost of $77,000 when compared to the September 2006 quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 72.3% and 38.2% for the quarters ended September 30, 2007 and 2006, respectively. The increase in the provision for income tax was due to merger costs treated as nondeductible for income tax purposes.

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

	September 30, 2007	June 30, 2007	September 30, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,633	$1,248	$581
Restructured loans	—	—	—

Total nonperforming loans	1,633	1,248	581
Real estate and other assets owned	94	94	28

Total nonperforming assets	$1,727	$1,342	$609

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	1,987	1,938	1,940
Nonperforming loans to period-end loans	0.93%	0.70%	0.32%
Allowance for loan losses to period-end loans	1.14%	1.08%	1.07%
Allowance for loan losses to nonperforming loans	121.68%	155.29%	333.91%
Nonperforming assets to total assets	0.78%	0.56%	0.28%

The nonperforming loans as of September 30, 2007 consist primarily of one commercial real-estate loan and several 1-4 family mortgage loans. Our portfolio typically includes a small amount of non-performing loans; these loans are not the result of any trend.

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of September 30, 2007		As of June 30, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$188	5.18%	$157	4.37%
Real Estate—construction	252	18.91%	241	17.61%
Real Estate—mortgage	1,174	73.50%	1,154	75.39%
Installment loans to individuals	80	1.91%	90	2.04%
Other	71	0.50%	71	0.59%
Unallocated	222	N/A	225	N/A

	$1,987	100.00%	$1,938	100.00%

Liquidity and Capital Resources

During the three months ended September 30, 2007 the Company paid cash dividends of $0.16 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory restrictions.

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

As of September 30, 2007, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $20.9 million, which represents 13.0% of deposits. At that date, outstanding loan commitments were $4.0 million. The undisbursed portion of construction loans was $9.0 million and undrawn lines of credit totaled $18.1 million. Brokered certificates of deposit scheduled to mature within the next year total $14.4 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At September 30, 2007, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee’s funds is dividends received from the Bank. No dividends were paid by the Bank to Great Pee Dee in the first quarter ending September 30, 2007. Under Office of Thrift Supervision regulations, prior notice is required to be given to the Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to stock repurchased during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	—	$—	—	37,853
August 2007	—	$—	—	37,853
September 2007	500	$21	—	37,853

(1)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% shares of outstanding common stock at that time (168,000 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 4. Submission of Matters to a Vote of Securities Holders

N/A

Item 6. Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: November 8, 2007	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: November 8, 2007	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer