Form 10QSB
period 2007-12-31
GREAT PEE DEE BANCORP INC
filed 2008-02-13
CIK 1046587

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of February 12, 2008, 1,814,671 shares of the issuer’s common stock, $.01 par value, were outstanding. The registrant has no other classes of securities outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Part l. FINANCIAL INFORMATION

Item 1 - Financial Statements

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31, 2007 (Unaudited)	June 30, 2007*
	(In thousands, except share and per share data)
ASSETS
Cash on hand and due from banks	$2,230	$3,207
Interest-earning balances in other banks	612	368
Federal funds sold	—	12,220

Cash and cash equivalents	2,842	15,795

Investment securities available for sale, at fair value	17,191	20,025

Loans	173,862	178,687
Allowance for loan losses	(2,001)	(1,938)

Net Loans	171,861	176,749

Loans held for sale	17,951	12,318
Accrued interest receivable	1,171	1,166
Restricted stock, at cost	2,208	2,253
Premises and equipment, net	4,840	4,902
Real estate	620	558
Intangible assets	401	494
Other assets	2,350	2,487

TOTAL ASSETS	$221,435	$236,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts	$155,373	$171,204
Short-term borrowings	6,739	4,500
Long-term borrowings	29,900	31,900
Accrued interest payable	353	392
Advance payments by borrowers for property taxes and insurance	76	117
Accrued expenses and other liabilities	1,195	1,320

TOTAL LIABILITIES	193,636	209,433

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 400,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 3,600,000 shares authorized; 2,224,617 shares issued	22	22
Additional paid-in capital	22,268	22,131
Unearned compensation	(530)	(582)
Retained earnings, substantially restricted	12,052	12,194
Accumulated other comprehensive loss	(307)	(487)
Common stock in treasury, at cost (411,493 and 434,636 shares, respectively)	(5,706)	(5,964)

TOTAL STOCKHOLDERS’ EQUITY	27,799	27,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,435	$236,747

*	Derived from audited consolidated financial statements

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans	$3,586	$3,414	$7,251	$6,700
Investments	226	226	467	458
Deposits in other banks and federal funds sold	16	13	51	40

TOTAL INTEREST INCOME	3,828	3,653	7,769	7,198

INTEREST EXPENSE
Deposit accounts	1,785	1,603	3,624	3,053
Short-term borrowings	39	140	204	273
Long-term borrowings	338	269	563	510

TOTAL INTEREST EXPENSE	2,162	2,012	4,391	3,836

NET INTEREST INCOME	1,666	1,641	3,378	3,362

PROVISION FOR LOAN LOSSES	100	60	167	107

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,566	1,581	3,211	3,255

NON-INTEREST INCOME	269	257	544	547

NON-INTEREST EXPENSES
Personnel costs	607	572	1,261	1,149
Occupancy	137	153	285	305
Other	547	495	1,322	997

TOTAL NON-INTEREST EXPENSES	1,291	1,220	2,868	2,451

INCOME BEFORE INCOME TAXES	544	618	887	1,351
PROVISION FOR INCOME TAXES	229	237	477	517

NET INCOME	$315	$381	$410	$834

NET INCOME PER SHARE
Basic	$0.18	$0.22	$0.24	$0.49
Diluted	0.18	0.22	0.23	0.49

CASH DIVIDENDS PER SHARE	$0.16	$0.16	$0.32	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,736	1,705	1,732	1,709
Effect of outstanding stock options	12	6	11	6

Assuming dilution	1,748	1,711	1,743	1,715

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Shares of common stock		Par value of common stock	Additional paid-in capital	Unearned compensation	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total stockholders’ equity
	Issued	In treasury
	(In thousands, except share and per share data)
Balance at June 30, 2006	2,224,617	434,448	$22	$22,094	$(707)	$11,746	$(675)	$(5,940)	$26,540
Comprehensive income:
Net income	—	—	—	—	—	834	—	—	834
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	276	—	276

Total comprehensive income									1,110

Purchase of treasury shares	—	9,073	—	—	—	—	—	(139)	(139)
Exercise of stock options	—	(4,385)	—	(19)	—	—	—	54	35
Stock based compensation	—	—	—	29	—	—	—	—	29
Tax benefit option exercise	—	—	—	9	—	—	—	—	9
Reclassification of unearned compensation	—	—	—	(19)	19	—	—	—	—
RRP shares issued	—	(4,000)	—	(55)	—	—	—	55	—
Release of ESOP shares	—	—	—	43	55	—	—	—	98
Cash dividends paid ($0.32 per share)	—	—	—	—	—	(545)	—	—	(545)

Balance at December 31, 2006	2,224,617	435,136	$22	$22,082	$(633)	$12,035	$(399)	$(5,970)	$27,137

Balance at June 30, 2007	2,224,617	434,636	$22	$22,131	$(582)	$12,194	$(487)	$(5,964)	$27,314
Comprehensive income:
Net income	—	—	—	—	—	410	—	—	410
Change in accumulated other comprehensive loss, net of income taxes	—	—	—	—	—	—	180	—	180

Total comprehensive income									590

Purchase of treasury shares	—	1,000	—	—	—	—	—	(22)	(22)
Exercise of stock options	—	(24,143)	—	15	—	—	—	280	295
Stock based compensation	—	—	—	8	—	—	—	—	8
Release of ESOP shares	—	—	—	79	52	—	—	—	131
Tax benefit option exercise	—	—	—	35	—	—	—	—	35
Cash dividends paid ($0.32 per share)	—	—	—	—	—	(552)	—	—	(552)

Balance at December 31, 2007	2,224,617	411,493	$22	$22,268	$(530)	$12,052	$(307)	$(5,706)	$27,799

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$410	$834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	233	258
Loss (gain) on sale of foreclosed real estate	28	(4)
Gain on sale of loans held for sale	(33)	(42)
(Gain)loss on sale of available for sale investments	(12)	7
Provision for loan losses	167	107
Release of ESOP shares	131	98
Stock based compensation	8	29
Proceeds from sales of loans held for sale	3,581	5,016
Originations of loans held for sale	(9,181)	(4,219)
Change in assets and liabilities:
Increase in accrued interest receivable	(5)	(146)
Increase (decrease) in accrued interest payable	(39)	90
Decrease (increase) in other assets	27	(28)
Decrease in other liabilities	(125)	(195)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,810)	1,805

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(14)	(397)
Proceeds from sale and maturities of available-for-sale investments	3,151	1,715
Net (increase) decrease in loans	4,510	(9,640)
Purchase of restricted stock	(158)	(36)
Sale of restricted stock	203	—
Purchases of property and equipment	(79)	(135)
Proceeds from sale of foreclosed real estate	121	312

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,734	(8,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(15,831)	6,253
Proceeds from long-term borrowings	22,600	10,800
Proceeds from short-term borrowings	4,739	—
Decrease in advances from borrowers	(41)	(95)
Purchase of treasury stock	(22)	(139)
Repayment of long-term borrowings	(24,600)	(10,000)
Repayment of short-term borrowings	(2,500)	—
Cash dividends paid	(552)	(545)
Tax benefit from exercise of stock options	35	9
Exercise of stock options	295	35

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,877)	6,318

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,953)	(58)
CASH AND CASH EQUIVALENTS, BEGINNING	15,795	4,701

CASH AND CASH EQUIVALENTS, ENDING	$2,842	$4,643

NON-CASH INVESTING ACTIVITIES
Real-estate acquired in satisfaction of loans	$210	$—

See accompanying notes.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the unaudited financial information presented in this document reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Great Pee Dee Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Sentry Bank & Trust (“Sentry” or the “Bank”). Operating results for the three-month and six-month periods ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007. This quarterly report should be read in conjunction with such annual report.

NOTE B - MERGER BETWEEN GREAT PEE DEE BANCORP, INC. AND FIRST BANCORP

On July 12, 2007, Great Pee Dee Bancorp, Inc. entered into a merger agreement with First Bancorp. Pursuant to the agreement, the Company will be merged with and into First Bancorp. Under the terms of the merger agreement, each share of Company common stock issued and outstanding at the effective time of the merger will be converted into and exchanged for the right to receive 1.15 shares of First Bancorp common stock. The total transaction price is valued at approximately $38.2 million. Closing of the merger, which is expected to occur in the second quarter of 2008, is subject to certain conditions, including the approval of the shareholders of the Company, regulatory approvals, and other customary closing conditions. The Bank’s offices will become branch offices of First Bank, the wholly-owned subsidiary of First Bancorp.

In connection with the announced merger, the Bank expects to incur additional liabilities related to compensation and other merger costs that will range from $1.7 million to $2.0 million.

NOTE C - NET INCOME PER SHARE

Basic income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In accordance with accounting principles generally accepted in the United States of America, Employee Stock Ownership Plan (“ESOP”) shares are only considered outstanding for earnings per share calculations when they are earned or committed to be released. Diluted net income per share reflects the dilutive effects of outstanding common stock options. Anti-dilutive options are not included in income per share computations. No options were anti-dilutive for the quarter and six months ending December 31, 2007. Approximately 88,000 options were anti-dilutive for the quarter and six months ending December 31, 2006.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE D - COMPREHENSIVE INCOME

A summary of comprehensive income is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$315	$381	$410	$834

Reclassification adjustment for (gains) losses realized in income, net of tax	(7)	—	(7)	4

Other comprehensive income:
Net increase in the fair value of investment securities available for sale, net of tax	79	129	187	272

Total comprehensive income	$387	$510	$590	$1,110

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information by the Company.

In September 2006, the Financial Account Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement”, which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument–by–instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 159 does contain an early election option that would allow the Company to elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company has not early adopted SFAS 159 and does not expect the adoption of SFAS 159 to materially impact the Company’s consolidated financial statements.

NOTE F - RECLASSIFICATIONS

Certain amounts in the December 2006 income statement have been reclassified to conform to the December 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Great Pee Dee Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE G - INCOME TAXES

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

Comparison of Financial Condition at

December 31, 2007 and June 30, 2007

Total assets decreased by $15.3 million, from $236.7 million at June 30, 2007, to $221.4 million at December 31, 2007. The Company’s decrease in assets was largely attributable to decreases in federal funds sold and cash that were used to fund the maturities of borrowings and brokered certificates of deposit.

The Company’s interest-earning liquid assets, including interest-earning balances in other banks, federal funds sold and investment securities decreased by $14.8 million, to $17.8 million at December 31, 2007, representing 8% of total assets at that date as compared with $32.6 million or 13.8% of total assets at June 30, 2007.

Loans receivable decreased by $4.8 million from $178.7 million at June 30, 2007, to $173.9 million at December 31, 2007, primarily due to a decrease in real estate loans due to a decline in loan request volume.

Total deposits decreased by $15.8 million from $171.2 million at June 30, 2007, to $155.4 million at December 31, 2007, primarily due to decreases in large customer certificates of deposit and maturing brokered certificates of deposit.

Total stockholders’ equity increased by $485,000 from $27.3 million at June 30, 2007, to $27.8 million at December 31, 2007. The increase in stockholders’ equity from net income, the exercise of stock options and increases in the fair market value of available for sale securities were offset by cash dividends paid and treasury stock repurchases.

Comparison of Results of Operations for the

Three Months Ended December 31, 2007 and 2006

Net Income. Net income for the quarter ended December 31, 2007 was $315,000, a decrease of $66,000 from net income of $381,000 for the quarter ended December 31, 2006. On a per share basis, net income for the current quarter was $0.18 per diluted share as compared with $0.22 per diluted share for the first quarter of the last fiscal year. The decrease in net income was primarily a result of incurred nondeductible merger costs of $57,000.

Net Interest Income. Net interest income for each of the quarters ended December 31, 2007 and 2006 was $1.6 million. Both interest income and interest expense increased primarily due to the increase in average loans, deposits and borrowings over the same period last year. Decreases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had no significant impact on the Company’s net interest income quarter over quarter.

Provision for Loan Losses. The provision for loan losses totaled $100,000 in the current quarter, compared to $60,000 in the quarter ended December 31, 2006.

We experienced changes in the loan portfolio mix as well as increases in non-performing loans from December 31, 2006 to 2007, both of which increased the necessary amount of the allowance for loan losses when the changes were analyzed in our allowance for loan loss model. We also increased our qualitative factor related to regional economic conditions which impacted the allowance for loan losses and this resulted in the provision for loan losses of $100,000 for the three months ended December 31, 2007. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the quarters ended December 31, 2007 and 2006, respectively.

	For the Three Months Ended December 31,
	2007	2006
Balance at the beginning of the period	$1,987	$1,940

Charge-offs:
Real estate mortgage	84	—
Installment loans to individuals	5	12

	89	12

Recoveries:
Real estate mortgage	2	—
Installment loans to individuals	1	1

	3	1

Net charge-offs	86	11

Provision for loan losses	100	60

Balance at end of period	$2,001	$1,989

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0450%	0.0001%

Non-Interest Income. Non-interest income increased by $12,000, from $257,000 for the three months ended December 31, 2006 to $269,000 for the three months ended December 31, 2007. This increase is due primarily to a gain on sale of investment securities of $12,000 and increases in deposit service charges $12,000 and decreases in investment service income of $10,000.

Non-Interest Expenses. Non-interest expenses increased $71,000 for the three months ending December 31, 2007 when compared to the same period in 2006. This increase was largely attributable to expenses related to the merger of $57,000 and a loss on sale of REO of $28,000, offset by decreases in occupancy cost of $16,000, when compared to the December 2006 quarter.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 42.1% and 38.3% for the quarters ended December 31, 2007 and 2006, respectively. The increase in the provision for income tax was due to merger costs treated as nondeductible permanent differences for income tax purposes.

Comparison of Results of Operations for the

Six Months Ended December 31, 2007 and 2006

Net Income. Net income for the six months ended December 31, 2007 was $410,000, a decrease of $424,000 from net income of $834,000 for the six months ended December 31, 2006. On a per share basis, net income for the current quarter was $0.24 per diluted share as compared with $0.49 per diluted share for the first six months of the last fiscal year. The decrease in net income was primarily a result of incurred nondeductible merger costs of $361,000.

Net Interest Income. Net interest income for each of six months ended December 31, 2007 and 2006 was $3.4 million. Both interest income and interest expense increased primarily due to the increase in average loans, deposits and borrowings over the same period last year. Decreases in Wall Street Journal Prime and Federal Funds rates and other market interest rates had no significant impact on the Company’s net interest income during the six months ended December 31, 2007.

Provision for Loan Losses. The provision for loan losses totaled $167,000 in the current six month period, compared to $107,000 for the six months ended December 31, 2006.

We experienced changes in the loan portfolio mix as well as increases in non-performing loans from December 31, 2006 to 2007, both of which increased the necessary amount of the allowance for loan losses when the changes were analyzed in our allowance for loan loss model. We also increased our qualitative factor related to regional economic conditions which impacted the allowance for loan losses. The changes when analyzed in our model resulted in the provision for loan losses of $167,000 for the six months ended December 31, 2007. Our loan loss methodology allowance model takes into consideration the different levels of risk for all outstanding loans. (see – “Analysis of Allowance for Loan Losses”). The following table provides the changes in the allowance for loan losses for the six months ended December 31, 2007 and 2006, respectively.

	For the Six Months Ended December 31,
	2007	2006
Balance at the beginning of the period	$1,938	$1,901

Charge-offs:
Real estate mortgage	84	1
Installment loans to individuals	24	20

	108	21

Recoveries:
Real estate mortgage	3	—
Installment loans to individuals	1	2

	4	2

Net charge-offs	104	19

Provision for loan losses	167	107

Balance at end of period	$2,001	$1,989

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0425%	0.0001%

Non-Interest Income. Non-interest income decreased by $3,000, from $547,000 for the six months ended December 31, 2006 to $544,000 for the six months ended December 31, 2007. This decrease is due primarily to decreases in other income of $60,000 offset by increases in investment service income and deposit service charges of $29,000 and $22,000, respectively.

Non-Interest Expenses. Non-interest expenses increased $417,000 for the six months ended December 31, 2007 when compared to the same period in 2006. This increase was largely attributable to expenses related to the merger of $361,000 and a loss on sale of REO of $28,000.

Provision for Income Taxes. The provision for income taxes, as a percentage of income before income taxes, was 53.8% and 38.3% for the six months ended December 31, 2007 and 2006, respectively. The increase in the provision for income tax was due to merger costs treated as nondeductible permanent differences for income tax purposes.

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

	December 31, 2007	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,006	$1,248	$872
Restructured loans	—	—	—

Total nonperforming loans	1,006	1,248	872
Real estate and other assets owned	155	94	27

Total nonperforming assets	$1,161	$1,342	$899

Accruing loans past due 90 days or more	$—	$—	$—
Allowance for loan losses	2,001	1,938	1,989
Nonperforming loans to period-end loans	0.58%	0.70%	0.47%
Allowance for loan losses to period-end loans	1.15%	1.08%	1.07%
Allowance for loan losses to nonperforming loans	198.91%	155.29%	228.10%
Nonperforming assets to total assets	0.52%	0.56%	0.41%

The nonperforming loans as of December 31, 2007 consist primarily of one commercial real-estate loan and several one - four family mortgage loans. Our portfolio typically includes a small amount of non-performing loans; these loans are not the result of any trend.

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

Allocation of the Allowance for Loan Losses (dollars in thousands)

	As of December 31, 2007		As of June 30, 2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial, Financial & Agricultural	$160	5.54%	$157	4.37%
Real Estate - construction	254	18.82%	241	17.61%
Real Estate - mortgage	1,151	72.99%	1,154	75.39%
Installment loans to individuals	80	2.10%	90	2.04%
Other	85	0.55%	71	0.59%
Unallocated	271	N/A	225	N/A

	$2,001	100.00%	$1,938	100.00%

Liquidity and Capital Resources

During the six months ended December 31, 2007 the Company paid cash dividends of $0.32 per share. Although the Company anticipates that it will continue to declare cash dividends on a regular basis, the Board of Directors will review its policy on the payment of dividends on an ongoing basis, and such payment will be subject to future earnings, cash flows, capital needs, and regulatory and merger restrictions.

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

As of December 31, 2007, liquid assets (cash, interest-earning deposits, and investment securities) were approximately $20.0 million, which represents 12.0% of deposits. At that date, outstanding loan commitments were $1.2 million. The undisbursed portion of construction loans was $7.0 million and undrawn lines of credit totaled $18.8 million. Brokered certificates of deposit scheduled to mature within the next year total $13.3 million. Funding for these commitments is expected to be provided from deposits, loan principal repayments, maturing investments, income generated from operations and, to the extent necessary, from borrowings.

Under federal capital regulations, Sentry must satisfy certain minimum leverage ratio requirements and risk-based capital requirements. Failure to meet such requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. At December 31, 2007, Sentry exceeded all such requirements and is considered “well capitalized” under current regulatory capital guidelines.

The Bank is restricted in its ability to pay dividends and to make distributions. A significant source of Great Pee Dee’s funds is dividends received from the Bank. No dividends were paid by the Bank to Great Pee Dee in the six months ended December 31, 2007. Under Office of Thrift Supervision regulations, prior notice is required to be given to the Office of Thrift Supervision for any payment of dividends from Sentry Bank & Trust to Great Pee Dee.

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

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to stock repurchased during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	500	$22.99	—	37,853
November 2007	—	$—	—	37,853
December 2007	—	$—	—	37,853

(1)	The existing stock repurchase plan was announced on August 15, 2000 and approved the repurchase of up to 10% shares of outstanding common stock at that time (168,000 shares of common stock). Subsequently, this plan was adjusted by the 10% stock dividend in November 2001. The program does not contain an expiration date. The Company does not intend to discontinue stock repurchases under this plan.

Item 6.	Exhibits

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PEE DEE BANCORP, INC.

Date: February 12, 2008	By:	/s/ John S. Long
John S. Long
Chief Executive Officer

Date: February 12, 2008	By:	/s/ John M. Digby
John M. Digby
Chief Financial Officer